Form 10-K/A
period 1994-12-31
STEEL OF WEST VIRGINIA INC
filed 1995-04-28
CIK 820960

FORM 10-K/A(1)

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          (Mark One)
           X   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15(d)  OF  THE
          ---
               SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1994
                                    -----------------
                                          OR
          ____ TRANSITION REPORT  PURSUANT TO SECTION  13 OR  15(d) OF  THE
               SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________.

                             Commission File No. 0-16254

                             STEEL OF WEST VIRGINIA, INC.
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

                      Delaware                            55-0684304
          --------------------------------          -----------------------
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)             Identification Number)

             17th Street and 2nd Avenue, Huntington, West Virginia 25703
             -----------------------------------------------------------
                  (Address of principal executive offices, Zip Code)

                                   (304) 696 - 8200
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $.01 per share
                        --------------------------------------
                                   (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                   Yes (x)  No ( )

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on March 1, 1995:
          $72,176,280

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 1995:
          7,091,360 shares of Common Stock, par value $.01 per share.

                    This report  hereby amends Items  10, 11, 12 and  13 of
          Part III of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 in their entirety, and as so amended such Items shall read as follows:

          Item 10.  Directors and Executive Officers of the Registrant
                    --------------------------------------------------

                    The directors and executive officers of the Company and their positions are as follows:


               Name        Age                      Position
               ----        ---                      --------

          Robert L.         61     Chairman of the Board, Chief Executive
          Bunting, Jr.             Officer and President

          Stephen A.        42     Secretary and a Director
          Albert

          Albert W.         66     Director
          Eastburn(1)

          Daniel N.         45     Director
          Pickens(1)

          Paul E.           64     Director
          Thompson(1)

          Timothy R.        43     Vice President, Treasurer and Chief
          Duke                     Financial Officer

          Larry E. Gue      53     Vice President of Human Relations

          T. Elton          47     President, Marshall Steel, Inc.
          North


          -----------------

          (1) Member of the Compensation and Benefits Committee and the Audit Committee. Mr. Thompson became a director of the Company in January, 1994. He filed a Form 3 with the Securities and Exchange Commission in respect to becoming a director on January 24, 1994.


                    Robert  L.  Bunting,  Jr.  has  been  Chairman  of  the
          Company, SWVA, Inc. ("SWVA") and Marshall Steel, Inc. ("Marshall"), the Company's wholly-owned subsidiaries, since April 1993, President, Chief Executive Officer and a director of the Company since December 1986 and President, Chief Executive Officer and a director of SWVA since its organization in 1982. Mr. Bunting was Works Manager of the Company's mini-mill before it was owned by SWVA. Before becoming Works Manager of the mini-mill, Mr. Bunting held various positions in the steel industry over a period of 37 years. Mr. Bunting received a bachelor of metallurgical engineering from Cornell University in 1955.

                    Stephen A. Albert has been a director of the Company since December 1986. Since February 1989, Mr. Albert has been special counsel to the law firm of Proskauer Rose Goetz & Mendelsohn LLP, counsel to the Company. Prior thereto, Mr. Albert was a member of the law firms of Feit & Ahrens and Feit & Shor, which were counsel to the Company until January 1989. Mr. Albert has been engaged in the practice of law in New York City since 1977.

                    Albert W. Eastburn has been a director of the Company since April 1993. Mr. Eastburn was President and Chief Operating Officer of the Steel Group of Lukens, Inc., a leading specialized manufacturer of steel plate and stainless steel products ("Lukens"), from November 1988 until his retirement in 1991. Prior thereto, Mr. Eastburn held various positions at Lukens, which he joined as methods engineer in 1955.

                    Daniel N. Pickens has been a director of the Company since April 1993. Mr. Pickens has been a Senior Vice President in the Corporate Finance Department of Wheat First Securities, Inc. ("Wheat First") since 1989. Prior thereto, Mr. Pickens held various positions at Wheat First, which he joined in 1981. Before joining Wheat First, Mr. Pickens practiced as an attorney in Philadelphia, Pennsylvania.

                    Paul E. Thompson has been a director since January 1994. From 1986 until his retirement in 1992, Mr. Thompson was a Sub-District Director, District 23, of the United Steel Workers of America ("USWA"). Prior thereto, Mr. Thompson was a Staff Representative, District 23, of the USWA.

                    Timothy  R. Duke has been Vice President, Treasurer and
          Chief Financial Officer of the Company since March 1988 and was the Controller from June 1987 until March 1988. Mr. Duke was formerly the Manager - Operations Accounting at Joy Manufacturing Company, and served in various other positions at Joy Manufacturing Company from 1979 until he joined the Company. Mr. Duke is a certified public accountant, a certified management accountant and has more than 20 years of experience in private industry. He received a bachelor of science degree in business from Pennsylvania State University and a masters of business administration from Duquesne University.

                    Larry E. Gue has been Vice President of Human Relations of SWVA, Inc. since March 1988 and has been Manager of Personnel and Public Relations of SWVA since its organization in 1982. Mr. Gue began working at the Company's mini-mill in 1971 as part of the maintenance team. At that time, Mr. Gue was actively involved in, and later became a leader of, the United Steel Workers of America (Local 37), the union which represents the Company's work force.

                    T. Elton North has been President of Marshall since its organization in April 1993. From June 1992 until April 1993, Mr. North was Division Manager for the Memphis, Tennessee division of Marshall Steel Inc., a wholly-owned subsidiary of Marshall Steel Ltd. This division was sold to the Company. Mr. North served as branch manager of Marshall Steel Ltd., a Canadian steel company, from June 1991 to June 1992. Prior thereto, Mr. North served as marketing manager of Marshall Steel Ltd. for approximately six years.

                    All directors of the Company hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified.

                    The Compensation and Benefits Committee and the Audit Committee are comprised of Messrs. Albert W. Eastburn, Daniel N. Pickens and Paul E. Thompson. The Compensation and Benefits Committee reviews employee compensation and benefits, and the Audit Committee reviews the scope of the independent audit, the appropriateness of the accounting policies, the adequacy of internal controls, the Company's year-end financial statements and such other matters relating to the Company's financial affairs as its members deem appropriate.

          Item 11.  Executive Compensation
                    ----------------------

                    The following summary compensation table sets forth the cash compensation paid or accrued by the Company for services rendered by the Company's Chief Executive Officer and each of the Company's executive officers whose aggregate compensation exceeded $100,000 during the years ended December 31, 1992, 1993 and 1994.


                                        Summary Compensation Table

                                                                                    All Other
Name and Principal Position                        Year    Salary     Bonus        Compensation
- -----------------------------------------------    ----   --------   --------      -------------
Robert L. Bunting, Jr., Chairman of the Board,     1992   $225,000   $199,551       $12,686(2)
Chief Executive Officer and President              1993    225,000      4,947        13,707(2)
                                                   1994    225,000    121,537(1)      9,957(2)

Timothy R. Duke, Vice President, Treasurer and     1992   $128,190    $68,807        $6,143(3)
Chief Financial Officer                            1993    128,190      4,947         6,143(3)
                                                   1994    132,228     69,375(1)      6,143(3)

Larry E. Gue, Vice President of Human Relations    1992   $120,000    $68,807        $6,403(4)
                                                   1993    120,000      4,947         6,403(4)
                                                   1994    120,000     67,126(1)      6,403(4)

T. Elton North, President                          1992   $  n/a      $  n/a         $  n/a
Marshall Steel, Inc.                               1993     54,808     12,600         3,247(5)
                                                   1994     75,000     47,099(1)      9,690(5)



          ________________________

          (1) Does not include the following discretionary bonuses recognized in 1994 results of operations but paid in January 1995; $150,750 to Robert L. Bunting, Jr.; $75,000 to Timothy
               R. Duke; $30,000 to Larry E. Gue; and $42,000 to T. Elton
               North.

          (2) Consists of $11,111, $11,250 and $7,500 contributions to a defined contribution plan and $1,575, $2,457 and $2,457 of costs of group-term life insurance coverage provided by the Company for 1992, 1993 and 1994, respectively.

          (3) Consists of a $6,000 contribution to a defined contribution plan and $143 of costs of group-term life insurance coverage provided by the Company.

          (4) Consists of a $6,000 contribution to a defined contribution plan and $403 of costs of group-term life insurance coverage provided by the Company.

          (5) Consists of $2,188 and $3,750 contributions to a defined contribution plan, $1,020 and $5,850 for personal use of a company vehicle, and $40 and $90 of costs of group-term life insurance coverage provided by the Company for 1993 and 1994, respectively.

                    The Company entered into a five-year employment agreement with Mr. Bunting on January 1, 1992. Mr. Bunting's base salary is $225,000 per year, subject to increase each year by the Board of Directors, which may also, in its discretion, pay bonuses to Mr. Bunting and other employees. Mr. Bunting's employment agreement contains a non-competition restriction for a period of one year following termination of the agreement. The agreement provides that the Company will purchase Mr. Bunting's and his family's shares of Common Stock of the Company upon his death, but only out of the proceeds of a $7 million key man life insurance policy covering Mr. Bunting which the Company has
          purchased  and of  which the  Company  is the  beneficiary.   The
          employment agreement also provides that Mr. Bunting will participate in the Company's retirement plan.

          Directors' Compensation
          -----------------------

                    The only directors who are compensated for services as a director are Albert W. Eastburn, Daniel N. Pickens, and Paul E. Thompson, each of whom receives an annual retainer in the amount of $6,000 plus $1,000 for each committee on which he serves. In addition, each such director receives a fee of $1,000 for each Board and Committee meeting he attends. Under this arrangement, during 1994 Messrs. Eastburn, Pickens and Thompson received $21,500, $21,000 and $15,500 respectively.

          Item 12.  Security  Ownership of  Certain  Beneficial Owners  and
                    -------------------------------------------------------
          Management
          ----------

                    The following table sets forth, as of April 1, 1995, certain information regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company, (iii) the Company's executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers as a group.


                                                      Beneficial Ownership
                                                               of
                                                       Common Stock as of
                                                          April 1, 1995

          Name                                          Shares          %


          FMR Corp.                                 921,100(1)        12.99
          82 Devonshire Street
          Boston, Massachusetts 02109

          Neuberger & Berman                        804,100(2)        11.34
          605 Third Avenue
          New York, NY 10158

          Robert L. Bunting, Jr.                    526,380(3)         7.42
          c/o Steel of West Virginia, Inc.
          17th Street and 2nd Avenue
          Huntington, West Virginia  25703

          Mesirow Asset Management, Inc.            394,600(4)         5.56
          350 North Clark Street
          Chicago, IL 60610

          Stephen A. Albert                               0            0

          Albert W. Eastburn                          2,500            *

          Daniel N. Pickens                           1,000            *

          Paul E. Thompson                                0            0

          All directors and executive               554,660            7.82
          officers as a group


          *    Less than one percent

          (1) Fidelity Management & Research Company ("Fidelity"), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, is the beneficial owner of 921,100 shares (12.99%) of Common Stock as a result of acting as investment advisor to several investment companies registered under
               Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Low-Priced Stock Fund, amounted to 600,000 shares (8.46%) of Common Stock outstanding. Fidelity Low-Priced Stock Fund has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the Funds each has sole power to dispose of the 697,900 shares owned by the Funds. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Board of Trust-ees. Fidelity carries out the voting of the shares underwriter guidelines established by the Funds' Board of Trustees. Fidelity Management Trust Company, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the
               beneficial owner of 223,200 shares (3.15%) of Common Stock as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp. through its control of Fidelity Management Trust Company, has sole voting and dispositive power over 223,200 shares of Common Stock owned by the institutional account(s) as reported above. Edward C. Johnson 3d and Abigail P. Johnson each own 24.9% of the outstanding voting common stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. Various Johnson family members and trusts for the benefit of Johnson family members own FMR Corp. voting common stock. These Johnson family members, through their ownership of voting common stock, form a controlling group with respect to FMR Corp. The information set forth herein is based on a
               Schedule 13G dated February 13, 1995 filed by FMR Corp. with the Securities and Exchange Commission.

          (2) Neuberger & Berman ("Neuberger") has (i) sole voting power with respect to 492,100 shares of Common Stock, (ii) shared voting power with respect to 115,000 shares of Common Stock, and (iii) shared dispositive power with respect to 804,100 shares of Common Stock. The information set forth herein is based on a Schedule 13G dated February 10, 1995 filed by Neuberger with the Securities and Exchange Commission.

          (3) Of this amount, 233,710 shares are held in a trust for the benefit of Mr. Bunting's wife, Nancy L. Bunting, and 237,577 shares are held in a trust for the benefit of Mr. Bunting. Mr. and Mrs. Bunting are co-trustees of each of said trusts. These shares were transferred to the trusts by Mr. Bunting in December 1994. Mr. Bunting filed a Form 4, and each of the trusts filed a Form 3, with the Securities and Exchange Commission in respect of such transfer on April 26, 1995.

          (4) Mesirow Asset Management, Inc. ("MAM"), an investment advisor registered under Section 203 of the Investment Advisor Act of 1940, serves as investment advisor to Skyline Fund Special Equities Portfolio, a Massachusetts Business Trust; Mesirow Growth Fund, L.P., an Illinois limited partnership; and certain client accounts over which MAM has discretion. MAM has (i) shared voting power with respect to 394,600 shares of Common Stock, and (ii) shared dispositive power with respect to 394,600 shares of Common Stock. The information set forth herein is based on a Schedule 13G dated February 13, 1995 filed by MAM with the Securities and Exchange Commission.