Form 10-Q
period 1995-03-31
STEEL OF WEST VIRGINIA INC
filed 1995-05-11
CIK 820960

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)


       /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         March 31, 1995
                                   -----------------------------------


                                            OR


       / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934



     For the transition period from                     to
                                   ---------------------  -------------
                          Commission file number     0-16254
                                                 --------------

                             Steel of West Virginia, Inc.
               -----------------------------------------------------------

                  (Exact name of registrant as specified in its charter)

                 Delaware                               55-0684304
     ------------------------------               --------------------
       (State or other jurisdiction                 I.R.S. Employer
     of incorporation or organization)             Identification No.


              17th Street and 2nd Avenue,  Huntington, West Virginia  25703
              -------------------------------------------------------------
                    (Address of principal executive offices, Zip Code)

                                    (304)  696-8200
               ------------------------------------------------------------
                   (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                   YES  X       NO
                                       ---         ---

     The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995, is as follows


          7,091,360 shares of common stock, par value $.01 per share.

                          STEEL OF WEST VIRGINIA, INC.
                                AND SUBSIDIARIES



                                     INDEX

                                                                          Page
                                                                         Number


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of                                   3
     March 31, 1995 and December 31, 1994


Condensed Consolidated Statements of Income for                               4
     the Three-Month Periods Ended March 31, 1995
     and March 31, 1994


Condensed Consolidated Statements of Cash Flows                               5
     for the Three-Month Periods Ended
     March 31, 1995 and March 31, 1994


Notes to Condensed Consolidated Financial Statements                          6


Item 2.  Management's Discussion and Analysis of                              8
        Financial Condition and Results of Operations



PART II. OTHER INFORMATION

None

PART I.  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED BALANCE SHEETS
STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

                                                                   March 31      December 31
                                                                     1995           1994
                                                                 ------------    -----------
 ASSETS
 CURRENT ASSETS
      Cash                                                         $   100         $ 1,400

      Receivables, net of allowances of $390
           and $379                                                 14,182          11,097
      Inventories                                                   16,595          15,846
      Deferred income taxes                                          2,143           2,143
      Other current assets                                             261             241
                                                                  ---------       ---------
                                         TOTAL CURRENT ASSETS       33,281          30,727


 Property, plant, and equipment                                     42,414          43,011
 Goodwill                                                           19,646          19,817
 Other assets                                                          607             619
                                                                  ---------       ---------
                                                 TOTAL ASSETS      $95,948         $94,174
                                                                  =========       =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES

      Overdraft                                                    $   653         $   757
      Accounts payable                                               7,019           7,894
      Accrued payroll and benefits payable                           5,379           5,029
      Income taxes payable                                           1,335              41
      Other current liabilities                                      1,711           1,630
      Current maturities of long-term debt                           5,110           4,860
                                                                  ---------       ---------
                                    TOTAL CURRENT LIABILITIES       21,207          20,211


 Long-term debt                                                     10,125          11,542
 Deferred income taxes                                               7,728           7,728
 Other long-term liabilities                                           759             759
                                                                  ---------       ---------
                                            TOTAL LIABILITIES       39,819          40,240

 STOCKHOLDERS' EQUITY

      Common stock, $.01 par value: 8,000,000
           voting shares authorized, 7,091,360
            issued and outstanding; 500,000
            nonvoting shares authorized, 0
            nonvoting shares issued and outstanding                     71              71
      Paid-in capital                                               26,597          26,597
      Retained earnings                                             29,461          27,266
                                                                  ---------       ---------
                                   TOTAL STOCKHOLDERS' EQUITY       56,129          53,934
                                                                  ---------       ---------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $95,948         $94,174
                                                                  =========       =========

NOTE: The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except per share amounts)

                                                                 Three Months Ended
                                                                      March 31
                                                                1995           1994
                                                              ------------------------
    Net sales                                                  $32,900         $28,362
    Cost of sales                                               27,559          23,116
                                                              ---------       ---------
          GROSS PROFIT                                           5,341           5,246


    Selling and administrative
       expenses                                                  1,398           1,295
    Interest expense                                               386             210
    Other expense (income)                                         (42)            233
                                                              ---------       ---------

          INCOME BEFORE INCOME TAXES                             3,599           3,508


    Income Taxes                                                 1,404           1,380
                                                              ---------       ---------

          NET INCOME                                           $ 2,195         $ 2,128
                                                              =========       =========

    NET INCOME PER COMMON SHARE,
       based on 7,091,360 shares
       of common stock and equivalents
       outstanding during 1995 and 1994.                          $.31            $.30
                                                                  ====            ====


 See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands)

                                                                 Three Months Ended
                                                                      March 31
                                                                 1995           1994
                                                             --------------------------
       CASH FROM OPERATIONS                                    $   712         $ 4,660


       INVESTMENT ACTIVITIES
          Additions to property, plant,
            and equipment                                         (691)         (5,822)


       FINANCING ACTIVITIES
          Revolving credit loan                                     (2)
          Long-term debt repayments                             (1,215)         (1,000)
                                                              ----------      ----------
                                                                (1,217)         (1,000)
                                                              ----------      ----------

           DECREASE IN CASH                                    $(1,196)        $(2,162)
                                                              ==========      ==========


See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

        March 31, 1995

        NOTE A--BASIS OF PRESENTATION


        The accompanying unaudited condensed consolidated financial statements include the accounts of Steel of West Virginia, Inc. (the Company) and its wholly-owned subsidiaries SWVA, Inc. and Marshall Steel, Inc. Such condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

        Net income per common share is calculated based on the 7,091,360 shares of common stock outstanding during the quarters ended March 31, 1995 and 1994, respectively.

        NOTE B--INVENTORIES

        Inventories consist of the following (in thousands):


                                                    March 31     December 31
                                                      1995           1994
                                                  ------------   -----------

               Raw materials                           $ 2,230     $ 1,908
               Work-in-process                           6,553       4,846
               Finished goods                            8,775      10,372
               Manufacturing supplies                    3,314       2,750
                                                       -------     -------
                                                        20,872      19,876
               Less LIFO reserve                         4,277       4,030
                                                       -------     -------

                                                       $16,595     $15,846
                                                       =======     =======

        Annually, at the end of each year, management determines inventory levels based on the taking of a physical inventory. The amount of inventories at March 31, 1995, has been determined based upon inventory levels indicated by perpetual inventory accounting records. In addition, an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

        NOTE C--CREDIT ARRANGEMENTS

        The Company entered into a senior financing agreement on December 30, 1986, as subsequently amended, that provides for revolving credit borrowings and term loans. During 1994, the Company amended its senior credit agreement to permit the Company to borrow $6 million in 1994 and provide for equivalent term borrowing availability in 1995 under a new "Capital Expenditure Line" of credit. The terms of the loan amendment also enabled the Company to reduce the interest rates on its existing revolving credit line and term loans outstanding from the greater of 7% or 3/4% over prime and the greater of 7% or 1% over prime, respectively, to the Chemical Bank prime rate or LIBOR plus 1-3/4%; reduce the annual revolving credit line commitment fee from 1/2% to 1/8% of the unused balance; and extend the term of the revolving credit line to January 1, 1998. In addition, the amendment permits the Company to convert up to $7 million of its indebtedness to a fixed interest rate. The senior credit agreement may be terminated by the Company or, on or after January 1, 1998 and upon 90 days written notice, by the lender. In the event the Company makes certain prepayments prior to October 1, 1995, prepayment fees of 1-3/4% of the amount prepaid could result.

        Amounts outstanding under the term loan portion of the senior financing agreement are scheduled to be repaid in quarterly principal installments totaling as follows: 1995--$4,000,000; 1996--$5,000,000;
        1997--$1,547,050. The Capital Expenditure Line portion of the loan agreement is required to be repaid in 27 quarterly principal installments of $215,000, beginning January 1, 1995, with a final principal payment of $195,000. As of March 31, 1995, the revolving credit line loan balance was $0, and the unused borrowing availability approximated $10,000,000. In addition, the unused borrowing availability on the Capital Expenditure Line approximated $6,000,000.

        The Company's senior lending agreement contains various restrictive covenants, including that the Company must maintain specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited to the annual amounts set forth in the agreement. At March 31, 1995, the Company's retained earnings available for dividends in 1995 is $4,074,000. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to a third party's security interests.

        NOTE D--COMMITMENTS AND CONTINGENCIES


        The Company is principally self-insured for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specified dollar limits. The Company also has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July 1995). A liability has been established for those illnesses and injuries occurring on or before March 31, 1995, for which an amount of expected loss could be reasonably estimated.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Net Sales

        Net sales increased 16.0% in the first quarter of 1995 to $32,900,000 up $4,538,000 from $28,362,000 for the first quarter of 1994 primarily due to an increase in tonnage of products shipped. Finished tonnage sales increased from 43,894 tons in the first quarter 1994 to 44,986 tons in 1995. Billet sales increased from 2,319 tons in the first quarter 1994 to 10,407 tons in 1995.

        Cost of Sales

        Cost of sales increased from 81.5% of net sales in 1994 to 83.8% of net sales or $27,559,000 for the first quarter of 1995. The increase in cost of goods sold was principally due to inefficiencies experienced in January and February as a result of the break-in of our new equipment that was installed in late 1994. In addition, cost of goods sold were affected by increased low margin billet sales and higher mill roll and maintenance expense.

        Selling and Administrative Expenses

        Selling and administrative expenses for the first quarter of 1995 were $1,400,000 compared to $1,300,000 in 1994, principally due to recognition of $200,000 in cost in 1995 upon discontinuing efforts to acquire another steel company. As a percentage of net sales, selling and administrative expense decreased from 4.6% in 1994 to 4.2% in 1995.

        Interest Expense and Other Expense (Income)

        Interest expense for the first quarter was 1.2% of net sales or $386,000 as compared to .7% of net sales or $210,000 for the previous year. Interest expense increased as a result of higher average debt outstanding due to the modernization and expansion program. Other expense (income) changed $275,000 from $233,000 of expense in the first quarter of 1994 to $42,000 of income in 1995. This was principally due to a reduction in losses from the disposal of fixed assets.

        Net Income

        As a result of the above, net income for the first quarter of 1995 increased by $67,000 (3.1%) from $2,128,000 in 1994 to $2,195,000 in
        1995. As a percentage of net sales, net income decreased from 7.5% in 1994 to 6.7% in 1995.


        Liquidity and Sources of Capital

        The Company's primary ongoing cash needs are for working capital requirements, debt service and capital expenditures. The three present sources for the Company's liquidity needs are internally generated funds, a capital expenditure term loan line, and the Company's revolving credit facility, which the Company anticipates will be sufficient for its ongoing cash needs. Working capital at the end of the first quarter was $12,074,000 compared to $10,516,000 at the end of the prior fiscal year. This increase in working capital was due primarily to working capital provided by operations. The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 annually over the next several years. In addition, from time to time, the Company evaluates acquisition opportunities. Any such acquisition would be subject to availability of funds and approval by the Company's Board of Directors.

                                      SIGNATURES




        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




        DATED:  May 11, 1995                 STEEL OF WEST VIRGINIA, INC.
                                           -------------------------------
                                           (Registrant)





                                           /s/ Timothy R. Duke
                                           --------------------------------
                                           Timothy R. Duke, Vice President,
                                             Treasurer and Chief Financial
                                               Officer