Form 10-Q
period 1995-06-30
STEEL OF WEST VIRGINIA INC
filed 1995-08-11
CIK 820960

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1995
                              -----------------------------------



                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



For the transition period from                     to
                              ---------------------  -------------
                     Commission file number     0-16254
                                            --------------

                        Steel of West Virginia, Inc.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  55-0684304
- ---------------------------------               --------------------
  (State or other jurisdiction                     I.R.S. Employer
of incorporation or organization)                 Identification No.

         17th Street and 2nd Avenue,  Huntington, West Virginia  25703
         -------------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                               (304)  696-8200
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

The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995, is as follows:

     6,630,260 shares of common stock, par value $.01 per share.

                          STEEL OF WEST VIRGINIA, INC.
                                AND SUBSIDIARIES

                                     INDEX

                                                                          Page
                                                                         Number


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of                                   3
     June 30, 1995 and December 31, 1994


Condensed Consolidated Statements of Income for                               4
     the Three-Month and Six Month Periods Ended June 30, 1995
     and June 30, 1994


Condensed Consolidated Statements of Cash Flows                               5
     for the Three-Month and Six-Month Periods Ended
     June 30, 1995 and June 30, 1994

Notes to Condensed Consolidated Financial Statements                          6


Item 2.  Management's Discussion and Analysis of                              9
        Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 11

PART I.  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED BALANCE SHEETS
STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

                                             June 30      December 31
                                               1995           1994
                                           -----------    -----------
 ASSETS
 CURRENT ASSETS

      Cash                                  $   100       $ 1,400
      Receivables, net of allowances of
           $389 and $379                     12,658        11,097
      Inventories                            18,840        15,846

      Deferred income taxes                   2,143         2,143
      Other current assets                      167           241
                                            --------      --------
                     TOTAL CURRENT ASSETS    33,908        30,727

 Property, plant, and equipment              42,381        43,011
 Goodwill                                    19,475        19,817
 Other assets                                   681           619
                                            --------      --------
                             TOTAL ASSETS   $96,445       $94,174
                                            ========      ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES

      Overdraft                             $ 1,046       $   757
      Accounts payable                        7,977         7,894
      Accrued payroll and benefits payable    5,515         5,029
      Income taxes payable                      226            41
      Other current liabilities               1,908         1,630
      Current maturities of long-term debt    5,360         4,860
                                            --------      --------
                TOTAL CURRENT LIABILITIES    22,032        20,211

 Long-term debt                              12,517        11,542
 Deferred income taxes                        7,728         7,728
 Other long-term liabilities                    761           759
                                            --------      --------
                        TOTAL LIABILITIES    43,038        40,240

 STOCKHOLDERS' EQUITY
      Common stock, $.01 par value:
        12,000,000 voting shares
        authorized, 6,865,360
        issued and outstanding                   71            71
      Paid-in capital                        26,597        26,597
        Treasury stock                       (5,235)            0
      Retained earnings                      31,974        27,266
                                            --------      --------
               TOTAL STOCKHOLDERS' EQUITY    53,407        53,934
                                            --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $96,445       $94,174
                                            ========      ========


NOTE: The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except per share amounts)


                                       Three Months        Six Months
                                          Ended              Ended
                                         June 30            June 30
                                      1995      1994     1995     1994
                                    ------------------  ----------------

        Net sales                  $31,641    $31,410    $64,541  $59,772
        Cost of sales               26,043     26,146     53,601   49,262
                                   --------   --------   -------- --------
            GROSS PROFIT             5,598      5,264     10,940   10,510

        Selling and administrative
           expenses                  1,295      1,284      2,693    2,579
        Interest expense               412        144        798      354
        Other (income) expense        (192)      (245)      (233)     (11)
                                   --------   --------   -------- --------
       INCOME BEFORE INCOME TAXES    4,083      4,081      7,682    7,588

        Income Taxes                (1,570)    (1,601)    (2,974)  (2,980)
                                   --------   --------   -------- --------
            NET INCOME             $ 2,513    $ 2,480    $ 4,708  $ 4,608
                                   ========   ========   ======== ========


        NET INCOME PER COMMON SHARE,
           based on 6,951,693 and
           7,021,527 weighted
           average shares of common
           stockoutstanding during
           the three months and six
           months ended June 30, 1995
           and 7,091,360 outstanding
           shares during 1994.        $.36       $.35       $.67     $.65
                                      ====       ====       ====     ====


  See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands)



                                                                Three Months Ended              Six Months Ended
                                                                      June 30                        June 30
                                                               1995             1994          1995            1994
                                                             ---------------------------    ------------------------
         CASH FROM OPERATIONS                                  $   915         $  (739)       $ 1,627         $  3,921


         INVESTMENT ACTIVITIES
            Additions to property, plant,
              and equipment                                     (1,313)         (5,654)        (2,004)         (11,476)

         FINANCING ACTIVITIES

            Revolving credit loan                                3,810           5,186          3,808            5,186
            Long-term debt repayments                           (1,215)         (1,000)        (2,430)          (2,000)
             Purchase of treasury stock                         (2,590)              0         (2,590)               0
                                                             -----------      ----------     ----------      -----------
                                                                     5           4,186         (1,212)           3,186
                                                             -----------      ----------     ----------      -----------


           DECREASE IN CASH                                    $  (393)        $(2,207)       $(1,589)        $ (4,369)
                                                             ===========      ==========     ==========      ===========

On June 30, 1995 the Company repurchased shares of its outstanding common stock for an aggregate purchase price of $2,645,000 and the actual settlement date was subsequent to the end of the quarter.

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

June 30, 1995


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Steel of West Virginia, Inc. (the Company) and its wholly-owned subsidiaries SWVA, Inc. and Marshall Steel, Inc. Such condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Net income per common share is calculated based on the 6,951,693 and 7,021,527 weighted average number of shares of common stock outstanding during the three months and six months ended June 30, 1995, respectively, and 7,091,360 shares outstanding during 1994.

NOTE B--INVENTORIES


Inventories consist of the following (in thousands):

                                                    June 30      December 31
                                                      1995           1994
                                                  ------------   -----------

               Raw materials                           $ 2,008     $ 1,908
               Work-in-process                           6,699       4,846
               Finished goods                           11,292      10,372
               Manufacturing supplies                    3,382       2,750
                                                       -------     -------
                                                        23,381      19,876

               Less LIFO reserve                         4,541       4,030
                                                       -------     -------

                                                       $18,840     $15,846
                                                       =======     =======

Annually, at the end of each year, management determines inventory levels based on the taking of a physical inventory. The amount of inventories at June 30, 1995, has been determined based upon inventory levels indicated by perpetual inventory accounting records. In addition, an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

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

Amounts outstanding under the term loan portion of the senior financing agreement are scheduled to be repaid in quarterly principal installments totaling as follows: 1995--$4,000,000; 1996--$5,000,000; 1997--$1,547,050.
The Capital Expenditure Line portion of the loan agreement is required to be repaid in 27 quarterly principal installments of $215,000, beginning January 1, 1995, with a final principal payment of $195,000. As of June 30, 1995, the revolving credit line loan balance was $3,808,000 and the unused borrowing availability approximated $6,192,000. In addition, the unused borrowing availability on the Capital Expenditure Line approximated $6,000,000.

The Company's senior lending agreement contains various restrictive covenants, including that the Company must maintain specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited to the annual amounts set forth in the agreement. At June 30, 1995, the Company's retained earnings available for dividends in 1995 was $4,074,000. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to a third party's security interests.

NOTE D--COMMITMENTS AND CONTINGENCIES

The Company is principally self-insured for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specified dollar limits. The Company also has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July 1995). A liability has been established for those illnesses and injuries occurring on or before June 30, 1995, for which an amount of expected loss could be reasonably estimated.

NOTE E--STOCKHOLDERS' EQUITY

In December 1994 the Company announced that its Board of Directors had authorized management to buy back up to two hundred and fifty thousand shares of its common stock from time to time. In June 1995 the Board of Directors authorized management to increase such number of shares by an additional two hundred and fifty thousand shares.

In June 1995 the Company's shareholders voted to approve the Steel of West Virginia, Inc. 1995 Employee Stock Option Plan and the 1995 Non-Employee Director Stock Option Plan. In addition, the shareholders approved the amendment of the Company's Certificate of Incorporation to authorize 4,000,000 additional shares of Common Stock and to eliminate all of the authorized non-voting common stock.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales

Net sales increased .7% in the second quarter of 1995 to $31,641,000 up $231,000 from $31,410,000 for the second quarter of 1994, primarily due to higher average selling prices caused by favorable product mix and selected price increases. Finished tonnage sales decreased to 45,485 tons in the second quarter of 1995 from 48,806 tons for the second quarter of 1994. Billet sales decreased to 2,607 tons for the second quarter of 1995 from 4,105 tons in the second quarter of 1994.

Net sales for the six months ended June 30, 1995 increased 8.0% to $64,541,000 from $59,772,000 for the comparable period in 1994, primarily due to higher average selling prices caused by favorable product mix and selected price increases. Finished tonnage sales decreased to 90,472 tons for the six months ended June 30, 1995 from 92,699 tons for the comparable period in 1994. Billet sales increased to 13,014 tons for the same period in 1995, from 6,424 tons for the comparable period in 1994.

Cost of Sales

Cost of sales decreased to 82.3% of net sales or $26,043,000 for the second quarter of 1995 from 83.2% of net sales for the second quarter of 1994. The decrease in cost of goods sold was principally due to increased finished production which allocated fixed costs to inventory, and favorable product mix.

Cost of sales for the six months ended June 30, 1995 increased to 83.0% of net sales from 82.4% of net sales for the comparable period in 1994. This increase was primarily due to increased low margin billet sales and higher mill roll and maintenance expense.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 1995 were $1,295,000 as compared to $1,284,000 for the second quarter of 1994. As a percentage of net sales, selling and administrative expense was 4.1% in the second quarter of 1995 and 1994.

Selling and administrative expenses for the six month period ended June 30, 1995 were $2,693,000, compared to $2,579,000 for the comparable period in 1994.

This increase was primarily due to recognition of $200,000 in costs in the first quarter 1995 upon discontinuing efforts to acquire another steel company. As a percentage of net sales, selling and administrative expense decreased to 4.2% in the six month period ended June 30, 1995, from 4.3% for the comparable period in 1994.

Interest Expense and Other (Income) Expense

Interest expense for the second quarter of 1995 was 1.3% of net sales or $412,000, as compared to .5% of net sales or $144,000 for the second quarter of 1994. Interest expense increased as a result of higher average debt outstanding due to the modernization and expansion program and the Company's repurchase of shares of its Common Stock. Other (income) expense decreased to $192,000 of income in the second quarter of 1995, compared to $245,000 of income for the second quarter of 1994, due primarily to lower reimbursement of mill roll expense.

Interest expense for the six months ended June 30, 1995 increased to 1.2% of net sales or $798,000, as compared to .6% of net sales or $354,000 for the second quarter of 1994. Interest expense increased as a result of higher average debt outstanding due to the expansion and modernization program and the Company's repurchase of shares of its Common Stock. Other (income) expense changed to $233,000 of income for the six months ended June 30, 1995 from $11,000 of income for the comparable period in 1994, principally due to a reduction in losses from the disposal of fixed assets.

Net Income

As a result of the above, net income for the second quarter of 1995 increased by $33,000 (1.3%) to $2,513,000 from $2,480,000 for the second quarter of 1994.
As a percentage of net sales, net income was 7.9% in the second quarter of 1995 and 1994.

As a result of the above and a lower effective income tax rate caused by changes in state tax apportionments, net income for the six months ended June 30, 1995 increased by $100,000 (2.2%) from $4,608,000 for the comparable period in 1994. As a percentage of net sales, net income decreased to 7.3% for the six months ended June 30, 1995 from 7.7% for the comparable period in 1994.

Liquidity and Sources of Capital

The Company's primary ongoing cash needs are for working capital requirements, debt service and capital expenditures. The three present sources for the Company's liquidity needs are internally generated funds, a capital expenditure term loan line, and the Company's revolving credit facility, which the Company anticipates will be sufficient for its ongoing cash needs. Working capital at the end of the second quarter of 1995 was $11,876,000, compared to $10,516,000 at the end of the prior fiscal year. This increase in working capital was due primarily to working capital provided by operations. The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 annually over the next several years. In addition, from time to time, the Company evaluates discretionary capital expenditures and acquisition opportunities. Any such expenditure would be subject to availability of funds and approval by the Company's Board of Directors.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 29, 1995, for which proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, the stockholders elected five directors, each for a term of one year. The tabulation of the votes cast for each nominee for director was as follows:

Name of Nominee          Voted For      Withheld Authority to Vote
- ---------------          ---------      --------------------------


Stephen A. Albert        4,685,898                592,425
Robert L. Bunting, Jr.   4,936,323                342,000
Albert W. Eastburn       4,932,823                345,500
Daniel N. Pickens        4,932,823                345,500
Paul E. Thompson         4,919,098                359,225


At the Annual Meeting of Stockholders, the stockholders also approved the following:

(i) the appointment of Ernst & Young as independent auditors, by a vote of 5,267,699 shares in favor, 2,274 shares against and 8,350 shares abstained;

(ii) the Steel of West Virginia, Inc. 1995 Employee Stock Option Plan, by a vote of 3,419,158 shares in favor, 1,313,455 shares against and 545,710 shares abstained;

(iii) the Steel of West Virginia, Inc. 1995 Non-Employee Director Stock Option Plan, by a vote of 3,613,075 shares in favor, 1,120,558 shares against and 544,690 shares abstained; and

(iv) the amendment of the Company's Certificate of Incorporation to authorize 4,000,000 additional shares of Common Stock and to eliminate all of the authorized non-voting common stock, by a vote of 4,645,837 shares in favor, 511,026 shares against and 121,460 shares abstained.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



DATED:  August 11, 1995                      STEEL OF WEST VIRGINIA, INC.
                                           -------------------------------
                                           (Registrant)


                                           /s/ Timothy R. Duke
                                           --------------------------------
                                           Timothy R. Duke, Vice President,
                                             Treasurer and Chief Financial
                                             Officer