Form 10-Q
period 1995-09-30
STEEL OF WEST VIRGINIA INC
filed 1995-11-13
CIK 820960

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(Mark One)

/X /        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995
                              -----------------------------------


                                   OR


/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                              ---------------------  -------------

                   Commission file number     0-16254
                                         --------------

                       Steel of West Virginia, Inc.
         -----------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                 55-0684304
---------------------------------               -------------------
  (State or other jurisdiction                    I.R.S. Employer
of incorporation or organization)                 Identification No.

         17th Street and 2nd Avenue,  Huntington, West Virginia  25703
         -------------------------------------------------------------
              (Address of principal executive offices, Zip Code)

                               (304)  696-8200
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

The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995, is as follows:

     6,562,260 shares of common stock, par value $.01 per share.

                          STEEL OF WEST VIRGINIA, INC.
                                AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of                                    3
     September 30, 1995 and December 31, 1994

Condensed Consolidated Statements of Income for                                4
     the Three-Month and Nine-Month Periods Ended
     September 30, 1995 and September 30, 1994

Condensed Consolidated Statements of Cash Flows                                5
     for the Three-Month and Nine-Month Periods Ended
     September 30, 1995 and September 30, 1994

Notes to Condensed Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of                               9
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

None

PART I.  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED BALANCE SHEETS
STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)
                                                  September 30      December 31
                                                      1995              1994
                                                  ------------      -----------
 ASSETS
 CURRENT ASSETS
      Cash                                         $   100            $ 1,400


      Receivables, net of allowances of $395
           and $379                                  14,040            11,097
      Inventories                                    18,181            15,846
      Deferred income taxes                           2,143             2,143
      Other current assets                              148               241
                                                   ----------        --------
                          TOTAL CURRENT ASSETS       34,612            30,727

 Property, plant, and equipment                      41,378            43,011
 Goodwill                                            19,305            19,817
 Other assets                                           672               619
                                                   ----------        --------
                                  TOTAL ASSETS      $95,967           $94,174
                                                   ==========        ========


 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES

      Overdraft                                     $ 1,603           $   757
      Accounts payable                                4,956             7,894
      Accrued payroll and benefits payable            6,909             5,029
      Income taxes payable                               28                41

      Other current liabilities                       1,939             1,630
      Current maturities of long-term debt            5,610             4,860
                                                    --------         --------
                     TOTAL CURRENT LIABILITIES       21,045            20,211


 Long-term debt                                      10,827            11,542
 Deferred income taxes                                7,478             7,728
 Other long-term liabilities                            761               759
                                                    --------         --------
                             TOTAL LIABILITIES       40,111            40,240

 STOCKHOLDERS' EQUITY
      Common stock, $.01 par value: 12,000,000
        voting shares authorized, 6,630,260
          issued and outstanding                         71                71
      Paid-in capital                                26,597            26,597
        Treasury stock                               (5,235)                0
      Retained earnings                              34,423            27,266
                                                    --------         --------
                    TOTAL STOCKHOLDERS' EQUITY       55,856            53,934
                                                    --------         --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $95,967           $94,174
                                                    ========         ========

NOTE: The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except per share amounts)

                                       Three Months Ended      Nine Months Ended
                                          September 30            September 30

                                        1995         1994       1995       1994
                                       ====================    ==================

   Net sales                           $32,551     $34,106     $97,092    $93,878
   Cost of sales                        26,789      28,630      80,391     77,891
                                       --------   ---------    --------   --------
         GROSS PROFIT                    5,762       5,476      16,701     15,987

   Selling and administrative
      expenses                           1,158       1,645       3,851      4,224

   Interest expense                        455         280       1,253        634
   Other (income) expense                   48           3        (185)        (7)
                                       --------   ---------    ---------  --------

          INCOME BEFORE INCOME TAXES     4,101       3,548      11,782     11,136


   Income Taxes                          1,652       1,388       4,625      4,368
                                       --------   ---------    ---------  --------

         NET INCOME                    $ 2,449     $ 2,160     $ 7,157    $ 6,768
                                       ========   =========    =========  ========

   NET INCOME PER COMMON SHARE,
      based on 6,630,260 and
      6,891,104 weighted average
      shares of common stock
      outstanding during the
      three months and nine
      months ended September 30,
      1995 and 7,091,360
      outstanding shares during
      1994.                               $.37        $.30       $1.04       $.95
                                          ====        ====       =====       ====


  See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands)


                                       Three Months Ended      Nine Months Ended
                                          September 30            September 30

                                        1995        1994       1995         1994
                                    ------------------------ ----------------------

 CASH FROM OPERATIONS                 $ 1,378      $ 7,501   $ 5,650      $ 11,421



 INVESTMENT ACTIVITIES
    Additions to property,
 plant,                                (  447)     (5,656)    (2,451)      (17,131)
      and equipment


 FINANCING ACTIVITIES
    Revolving credit loan                (273)        819      3,535         6,005
    Long-term debt repayments          (1,215)     (1,000)    (3,645)       (3,000)
    Purchase of treasury stock              0           0     (5,235)            0
                                     ----------   ---------  ---------     ---------
                                       (1,488)       (181)    (5,345)        3,005
                                     ----------   ---------  ---------     ---------

    INCREASE (DECREASE) IN CASH       $  (557)     $ 1,664   $(2,146)     $ (2,705)
                                     ==========   =========  ==========    ==========



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

September 30, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Steel of West Virginia, Inc. (the Company) and its wholly-owned subsidiaries SWVA, Inc. and Marshall Steel, Inc. Such condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Net income per common share is calculated based on the 6,630,260 and 6,891,104 weighted average number of shares of common stock outstanding during the three months and nine months ended September 30, 1995, respectively, and 7,091,360 shares outstanding during 1994.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):

                                           September 30   December 31
                                               1995           1994
                                           ------------   -----------

         Raw materials                       $ 1,801        $ 1,908
         Work-in-process                       5,750          4,846
         Finished goods                       12,041         10,372
         Manufacturing supplies                3,385          2,750
                                             -------        -------
                                              22,977         19,876
         Less LIFO reserve                     4,796          4,030
                                             -------        -------

                                             $18,181        $15,846
                                             =======        =======

Annually, at the end of each year, management determines inventory levels based on the taking of a physical inventory. The amount of inventories at September 30, 1995, has been determined based upon inventory levels indicated by perpetual inventory accounting records. In addition, an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

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

Amounts outstanding under the term loan portion of the senior financing agreement are scheduled to be repaid in quarterly principal installments totaling as follows: 1995--$4,000,000; 1996--$5,000,000; 1997--$1,547,050. The
Capital Expenditure Line portion of the loan agreement is required to be repaid in 27 quarterly principal installments of $215,000, beginning January 1, 1995, with a final principal payment of $195,000. As of September 30, 1995, the revolving credit line loan balance was $3,535,000 and the unused borrowing availability approximated $6,465,000. In addition, the unused borrowing availability on the Capital Expenditure Line approximated $6,000,000.

The Company's senior lending agreement contains various restrictive covenants, including that the Company must maintain specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited to the annual amounts set forth in the agreement. At September 30, 1995, the Company's retained earnings available for dividends in 1995 was $4,074,000. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to a third party's security interests.

NOTE D--COMMITMENTS AND CONTINGENCIES

The Company is principally self-insured for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specified dollar limits. The Company also has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July 1996). A liability has been established for those illnesses and injuries occurring on or before September 30, 1995, for which an amount of expected loss could be reasonably estimated.

NOTE E--STOCKHOLDERS' EQUITY


On October 24, 1995 Steel of West Virginia, Inc. announced that its Board of Directors authorized an increase in the number of common shares the Company can buy back to up to 700,000 shares from the previous 500,000 shares. As of October 30, 1995, the Company had purchased 529,100 shares.

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

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Net Sales

Net sales decreased 4.6% in the third quarter of 1995 to $32,551,000 down $1,555,000 from $34,106,000 for the third quarter of 1994. Finished tonnage sales decreased to 44,564 tons in the third quarter of 1995 from 48,236 tons for the third quarter of 1994 primarily as a result of weakness in the truck trailer market and the Company's not yet having fully realized the improved productivity and increased output anticipated to be realized from the Company's 1994 capital expenditure program. Billet sales decreased to 10,967 tons for the third quarter of 1995 from 13,544 tons in the third quarter of 1994.

Net sales for the nine months ended September 30, 1995 increased 3.4% to $97,092,000 from $93,878,000 for the comparable period in 1994, primarily due to higher average selling prices caused by favorable product mix and selected price increases. Finished tonnage sales decreased to 135,034 tons for the nine months ended September 30, 1995 from 140,934 tons for the comparable period in 1994. Billet sales increased to 23,980 tons for the same period in 1995 from 19,968 tons for the comparable period in 1994.

Cost of Sales

Cost of sales decreased to 82.3% of net sales or $26,789,000 for the third quarter of 1995 from 83.9% of net sales for the third quarter of 1994. The percent decrease in cost of goods sold was principally due to increased finished production, improved product mix and selected selling price increases.

Cost of sales for the nine months ended September 30, 1995 decreased to 82.8% of net sales from 83.0% of net sales for the comparable period in 1994. The percent decrease in cost of goods sold was principally due to increased finished production which allocated fixed costs to inventory, improved product mix and selected selling price increases.

Selling and Administrative Expenses

Selling and administrative expenses for the third quarter of 1995 were $1,158,000 as compared to $1,645,000 for the third quarter of 1994. This decrease was due primarily to lower consulting expense. As a percentage of net sales, selling and administrative expense was 3.6% in the third quarter of 1995 and 4.8% for the comparable period in 1994.

Selling and administrative expenses for the nine month period ended September 30, 1995 were $3,851,000, compared to $4,224,000 for the comparable period in 1994. This decrease was due primarily to lower consulting expense. As a percentage of net sales, selling and administrative expense decreased to 4.0% in the nine month period ended September 30, 1995, from 4.5% for the comparable period in 1994.

Interest Expense and Other (Income) Expense

Interest expense for the third quarter of 1995 was 1.4% of net sales or $455,000, as compared to .8% of net sales or $280,000 for the third quarter of 1994. Interest expense increased as a result of higher average debt outstanding due to the modernization and expansion program and the Company's repurchase of shares of its Common Stock. Other (income) expense increased to $48,000 of expense in the third quarter of 1995, compared to $3,000 of expense for the third quarter of 1994.

Interest expense for the nine months ended September 30, 1995 increased to 1.3% of net sales or $1,253,000, as compared to .7% of net sales or $634,000 for the nine months ended September 30, 1994. Interest expense increased as a result of higher average debt outstanding due to the expansion and modernization program and the Company's repurchase of shares of its Common Stock. Other (income) expense changed to $185,000 of income for the nine months ended September 30, 1995 from $7,000 of income for the comparable period in 1994, principally due to a reduction in losses from the disposal of fixed assets.

Net Income

As a result of the above, net income for the third quarter of 1995 increased by $289,000 (13.4%) to $2,449,000 from $2,160,000 for the third quarter of 1994.
As a percentage of net sales, net income was 7.5% in the third quarter of 1995 and 6.3% for the third quarter of 1994.

As a result of the above, net income of $7,157,000 for the nine months ended September 30, 1995 increased by $389,000 (5.7%) from $6,768,000 for the comparable period in 1994. As a percentage of net sales, net income increased to 7.4% for the nine months ended September 30, 1995 from 7.2% for the comparable period in 1994.

Liquidity and Sources of Capital

The Company's primary ongoing cash needs are for working capital requirements, debt service and capital expenditures. The three present sources for the Company's liquidity needs are internally generated funds, a capital expenditure term loan line, and the Company's revolving credit facility, which the Company anticipates will be sufficient for its ongoing cash needs. Working capital at the end of the third quarter of 1995 was $13,567,000, compared to $10,516,000 at the end of the prior fiscal year. This increase in working capital was due primarily to working capital provided by operations. The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 annually over the next several years. In addition, from time to time, the Company evaluates discretionary capital expenditures and acquisition opportunities. Any such expenditure would be subject to availability of funds and approval by the Company's Board of Directors.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




DATED:  November 9, 1995                     STEEL OF WEST VIRGINIA, INC.
                                           -------------------------------
                                           (Registrant)




                                           /s/ Timothy R. Duke
                                           --------------------------------
                                           Timothy R. Duke, Vice President,
                                             Treasurer and Chief Financial
                                               Officer