Form 10-K
period 1995-12-31
STEEL OF WEST VIRGINIA INC
filed 1996-03-26
CIK 820960

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended December 31, 1995
                          -----------------
                                     OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from _______________ to __________________.

                        Commission File No. 0-16254

                        STEEL OF WEST VIRGINIA, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

           Delaware                                          55-0684304
-------------------------------                          ------------------
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

                              Yes (x)  No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on March 1, 1996: $54,867,278

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 1996: 6,086,060 shares of Common Stock, par value $.01 per share.

Documents incorporated by reference:

Registrant's Proxy Statement to be
filed pursuant to Regulation 14A within
120 days after the end of Registrant's
fiscal year covered by this Form 10-K                 Part III
---------------------------------------        -------------------------
     (Document)                                   (Part of Form 10-K
                                                  into which Document
                                                     incorporated)

                             TABLE OF CONTENTS
                             -----------------



                                                                       Page
                                                                       ----

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

   Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . .   1
   Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . .   9
   Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . .   9
   Item 4.   Submission of Matters to a Vote of Security
             Holders  . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

   Item 5.   Market for Registrant's Common Equity
             and Related Stockholder Matters  . . . . . . . . . . . . .  10
   Item 6.   Selected Financial Data  . . . . . . . . . . . . . . . . .  11
   Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations  . . . . . .  12
   Item 8.   Financial Statements and Supplementary Data  . . . . . . .  18
   Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure . . . . . . . . . .  18

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

   Item 10.  Directors and Executive Officers of the
             Registrant . . . . . . . . . . . . . . . . . . . . . . . .  18
   Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . .  18
   Item 12.  Security Ownership of Certain Beneficial
             Owners and Management  . . . . . . . . . . . . . . . . . .  18
   Item 13.  Certain Relationships and Related
             Transactions . . . . . . . . . . . . . . . . . . . . . . .  18

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

   Item 14.  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  19

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES  . . . . . . .  25

                        STEEL OF WEST VIRGINIA, INC.
                        ----------------------------

                                   PART I


Item 1.   Business
          --------

GENERAL

          Steel of West Virginia, Inc. (the "Company") owns and operates a steel mini-mill and steel fabrication facility in Huntington, West Virginia as well as a steel fabrication facility in Memphis, Tennessee. The Company's Huntington facility custom designs and manufactures finished steel products on a cost-effective basis by melting steel scrap in electric arc furnaces and continuously casting the steel into strands of specified lengths and widths known as billets. The billets are reheated and then moved through the Company's rolling mills to form engineered shapes known as specialty steel sections. Unlike most other mini-mills, the Company frequently performs additional finishing operations on these sections at both of its facilities (such as hole-punching, shotblasting, welding and painting) to create custom-finished products which are generally placed directly into its customers' assembly operations.

          The Company's specialty steel sections and custom-finished products (together, "Finished Products") are sold to selected niche markets and represent over 90% of the Company's total sales. Finished Products include cross-members and sub-frame sections ("Trailer Steel Products") used in the construction of truck trailers; mast sections and hanger bars for industrial lift trucks; guardrail post; light rails, mine ties and related accessories for the mining industries; frame sections and cleats for off-highway construction equipment (such as bulldozers and graders); and other miscellaneous steel products. The Company is the dominant producer of Trailer Steel Products in the United States and has a leading position in certain of its niche markets for its other Finished Products.

          The Company enjoys a number of competitive advantages. As a mini-mill, the Company recycles steel from scrap, resulting in lower production costs compared to integrated steel mills, which produce steel by processing iron ore and other raw materials in blast furnaces. The Company's location in a scrap surplus region near its major customers reduces raw material and transportation costs, allows for closer customer contact and enables the Company and its customers to maintain lower inventory levels. West Virginia's abundant supply of coal, used in producing electricity which is integral to the Company's production process, helps to keep energy costs relatively low. In addition, the Company's flexible manufacturing capabilities enable it to meet demand for a variety of custom-order products, resulting in its obtaining a larger share of its major customers' business.

          The Company's business strategy is to maintain its strong position in each of the markets for its Finished Products by continuing to produce high quality products on a cost-effective basis and to identify and capture additional niche markets where it can profitably supply Finished Products. The Company believes that the majority of its Finished Products will continue to command higher less volatile prices and profit margins than commodity steel products. The Company believes that this business strategy has enabled it to operate at a profit and has left it well positioned to benefit from any future improvement in the economy.

          The Company's mini-mill was acquired in 1982 by SWVA, Inc. ("SWVA"), which was organized by a group of investors including certain members of the Company's management. The Company was organized in the State of Delaware by members of management and a private investment firm specializing in leveraged buy-out acquisitions. This group acquired all of the capital stock of SWVA in December 1986. Since then, SWVA has been a wholly-owned operating subsidiary. In October 1987 the Company sold 1.6 million shares of its Common Stock in an initial public offering. In February 1993, the Company completed an underwritten public offering (the "1993 Public Offering") pursuant to which it sold an additional 1.94 million shares of Common Stock and 2.66 million shares were sold by certain non-employee stockholders of the Company.

          The Company's other wholly-owned subsidiary, Marshall Steel, Inc. ("Marshall") located in Memphis, Tennessee, was acquired in April 1993. Marshall fabricates special steel sections for the truck trailer industry. Since August 1993, SWVA has been the primary supplier of hot rolled steel sections to Marshall, having replaced the previous offshore supplier.

          The Company's executive offices are located at 17th Street and 2nd Avenue, Huntington, West Virginia, 25703, and its telephone number is
(304) 696-8200. Unless the context otherwise requires, the term the "Company" refers to Steel of West Virginia, Inc., SWVA and Marshall on a consolidated basis.

MANUFACTURING OPERATIONS

          The Company recycles steel at the Huntington facility by melting steel scrap in two 70-ton electric arc furnaces and adding a variety of alloys to make different grades of steel according to customer specifications. The refined molten steel is then ladled into a three-strand continuous caster from which it emerges as continuous strands with a
cross-section ranging from approximately 16  to  64 square  inches.   The
strands are cut into billets of specified lengths which are moved into the Company's rolling mills where they are reheated to approximately 2,300 degrees Fahrenheit and fed through a series of rollers to reduce their size and form them into specialty steel sections. These sections emerge from the rolling mills, are allowed to cool uniformly on a cooling bed, and are cut to custom lengths. The sections produced by the Company are composed of carbon and low alloy high-strength steels.

          Depending on an individual customer's needs, many of the sections are then hole-punched, shotblasted, welded or painted. These custom-finishing operations are done to customer specifications, and often were originally performed by the Company's customers directly but can be done more cost-effectively by the Company. The custom-finished products are generally placed directly into the customers' assembly operations.

          The annual equipment capacity of the melt shop furnaces and caster is approximately 260,000 tons, of which the Company produced 251,000 tons of billets in 1995 which constituted 96.5% of its equipment capacity. The annual capacity of Finished Products from the Company's rolling mills is 260,000 tons. The Company produced 187,000 tons of Finished Products in 1995 which constituted 71.9% of its capacity. As a result, the Company has generally been able to produce all the billets it requires in its rolling operations, and the Company believes that it has the ability to increase its annual production of Finished Products to capacity without upgrading or increasing the capacity of its furnaces or caster. The Company has also generally been able to produce additional billets for sale to help cover fixed costs. The market for billets, however, is subject to intense competition and their profitability is contingent on, among other things, production costs including electricity rates and the Company's production schedules for Finished Products.

          The Company transports its products by common carrier, generally shipping by truck and occasionally by rail and barge transportation. The Huntington location has railroad sidings and a barge loading facility.

CAPITAL IMPROVEMENTS AND EXPANSION

          The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 annually over the next several years. However, the Company plans to increase capacity and productivity over the next several years by continuing to modernize the Huntington facility and possibly through strategic acquisitions, although such expenditures will be subject to available funds and approval by the Company's Board of Directors. In late 1993, the Company's Board of Directors approved the first phase of a plant expansion and modernization program which was completed in late 1994. The project included the upgrading of one of the plant's rolling mills, as well as the installation of an automated fabrication system to punch, weld and powder paint truck trailer cross members.

PRODUCTS

          Trailer Steel Products are used in the assembly of trailers for highway transport. These products include cross-members, which are steel mini-beams providing floor support in truck trailers, and subframe sections which are beams attached to the undersides of truck trailers allowing cargo weight to be redistributed evenly over the wheels. Sales of Trailer Steel Products represented approximately 51%, 50%, and 47% of total net sales of the Company during the last three fiscal years ending December 31, 1995. The Company is the dominant producer of such products in the United States.

          The Company also produces mast sections and hanger bars for industrial lift trucks and narrow aisle hand-operated trucks, as well as rail components used primarily in coal mining, including light rails, mine ties which support the rails, and joint bars used to join rail sections. In addition, the Company produces frame sections and cleats used in off-highway equipment (such as bulldozers and graders). The Company has a leading position in certain of its niche markets. The Company also produces sections used in automotive lifts, transit systems, containers, bridges, guardrail posts, rack sections and, depending upon production costs and its other production schedules, billets.

          The Company manufactures most of its products to customer specifications, and in many instances provides custom-finishing operations. Due to the custom nature of its Finished Products, the Company generally maintains a minimum of Finished Product inventory.

          The Company regularly investigates the market potential of new products. Products that the Company has identified for future growth include roof channels for mines, guardrail posts, and rack sections used in warehousing applications. Of these products, the Company shipped 6,400 tons of guardrail post and 190 tons of roof channel in 1995. Management believes that the total market for these products is 90,000 tons for guardrail post, 60,000 tons for rack sections and 10,000 tons for roof channel, and that the Company's modernization project will enhance its ability to penetrate these markets, although there can be no assurance that it will be able to do so.

CUSTOMERS

          The Company sells to approximately 200 customers, and in the year ended December 31, 1995, no single customer accounted for more than 10% of the Company's net sales. The Company is a leading supplier of certain products to most equipment manufacturers in the truck trailer, off-highway equipment and mining industries. The Company currently has no long-term agreements with its customers, and there can be no assurance that any of the Company's customers will continue to purchase any specific product or quantity.

MARKETING

          Senior management of the Company is directly involved in sales to new customers, and in sales of new products to existing customers. The Company's sales efforts cover all of the continental United States and certain foreign markets, although during 1995 exports constituted less than 5% of the Company's net sales. The Company services the ongoing needs of its customers through three in-house sales representatives at its Huntington facility and two in-house sales representatives at its Memphis facility.

COMPETITION AND OTHER MARKET FACTORS

          The Company believes that there are many factors which distinguish it from other steel producers and that its Finished Products are less volatile in their pricing than commodity steel products. Nonetheless, both the domestic steel industry and the Company's business are highly cyclical in nature. Because the Company's net sales are affected by the performance of the economy as a whole, net sales for 1991 were substantially lower than in 1992 and 1993. While the Company's net sales in 1994 and 1995 increased substantially over net sales in 1993 in part due to the improved economy, there can be no assurance that the Company will continue to benefit from any such improvement.

          The domestic and foreign steel industries are characterized by intense competition. The Company has identified competition from the following sources: (1) in its truck trailer market, the Company faces competition from two North American mills; (2) in its industrial truck market, the Company competes with Japanese, British, West German and Italian producers who offer similar products; (3) in its mining industry market, the Company encounters competition from foreign producers and domestic manufacturers of cold-rolled mine ties; and (4) in its off-highway equipment market, the Company competes with Italian, Japanese and British manufacturers. Despite this competition, the Company is the dominant producer of Trailer Steel Products in the United States and has a leading position in certain of its niche markets for its other principal products. Although management believes that its lower production costs, close involvement with customers and the Company's geographical location are among its competitive advantages, there can be no assurance that such competition will not have an adverse effect on the Company in the future.

          Many of the Company's customers are in mature businesses. Accordingly, any material increase in tonnage sales of Finished Products by the Company would likely be the result of continued improvement in the economy as a whole, an increased share of the market for existing products or sales by the Company of new products. The Company regularly investigates the market potential of new products. However, no assurance can be given that the

Company will be successful in manufacturing and selling such products.

          Until recently, overall consumption of steel products in the United States did not grow with the economy as a whole. While the operations of domestic steel producers have been scaled back through corporate reorganizations or as a result of bankruptcy proceedings, there still exists, taking into account current levels of imports, significant excess capacity in the domestic steel industry as a whole. While the Company believes that the nature of its Finished Products and its other competitive advantages distinguish it from other steel producers, there can be no assurance that such excess capacity will not have an adverse effect on the Company in the future.

          Many steel producers which are currently competitors of the Company or which could enter the Company's markets have financial resources substantially greater than those available to the Company. The cost of steel scrap, the principal raw material used in the Company's mill, is subject to market conditions largely beyond the control of the Company.
See "Raw Materials."

BACKLOG AND SEASONALITY

          Due to the nature of its operations, the Company generally fills orders within 21 days. This enables the Company's customers to maintain low inventory levels. At December 31, 1995, the Company had firm orders for 50,654 tons representing approximately $31,650,000, as compared with 52,900 tons representing approximately $30,512,000 at December 31, 1994. The Company does not believe backlog is a significant indicator of future sales.

          The Company's Huntington, West Virginia operations occasionally shut down for maintenance on a staggered basis over a two week period in the summer and for one week in the fourth quarter. The Company's operations are not otherwise subject to seasonal fluctuations in sales.

RAW MATERIALS

          The principal raw material used in the Company's steel mill is ferrous scrap derived from, among other sources, junked automobiles, structural steel and machines. The purchase of steel scrap is subject to market conditions largely beyond the control of the Company. However, the Company is located in a scrap surplus region, and therefore typically maintains less than a one month supply of scrap, which keeps inventory costs to a minimum. The Company has also supplemented scrap with a mix of direct reduced iron when it was economical to do so. Historically, price fluctuations of scrap have not had a material impact due to the Company's ability, in most instances, to pass through increases in the cost of scrap to its customers in the form of higher prices or surcharges. Although one scrap dealer supplies between 30% and 35% of the Company's requirements, the Company believes that a number of adequate sources of scrap and other raw materials that it uses are readily available.

          The Company's manufacturing processes consume large amounts of energy in the form of electricity, which the Company purchases from American Electric Power and Memphis Light, Gas and Water. The cost of electric power was approximately 6.8% of the cost of goods sold for 1995. West Virginia's abundant supply of coal, used in producing electricity, helps keep energy costs relatively low. The Company's two major power supply contracts with American Electric Power automatically continue until such time as either party gives the other 12 months written notice of cancellation. Under both agreements, the Company may use electricity at any hour of the day or night, provided that the electricity supplier may impose a surcharge on the Company if it exceeds certain specified levels of use. One of the agreements also provides that the electricity supplier may interrupt the Company's use during times of peak demand, although it is required to provide at least 145 hours of electricity during each calendar week, a level which the Company believes would be adequate to avoid any significant impact on its operations at currently foreseeable levels. See "Business -- Manufacturing Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


EMPLOYEES

          As of December 31, 1995, the Company employed 589 people, of which approximately 82% were members of the United Steelworkers of America. The Company believes its relations with its employees are generally good. The Company's current collective bargaining agreement at the Huntington, West Virginia facility expires in June 1999 provided that, under the terms of the agreement, during the 45-day period prior to June 7, 1996 the Company and the union have agreed to conduct "normal negotiations", and if all issues are not resolved by the end of that period either party may notify the other that the collective bargaining agreement will terminate on December 6, 1996. Under this agreement, all employees are salaried, there are no time clocks or job descriptions, and the Company utilizes only two basic classifications for production and maintenance personnel (steelmaker, and trade and craft). The Company believes that its wage rates are competitive with other mini-mills. However, there can be no assurance regarding the outcome of any future negotiations with the Company's union.

          The Company maintains a profit-sharing plan for both bargaining unit and non-bargaining unit employees pursuant to which a percentage of pre-tax profits are allocated to a profit-sharing fund and a cash bonus. See Note H of the Notes to Consolidated Financial Statements of the Company.

          In contrast to the retiree health insurance commonly provided in the domestic steel industry, the Company offers no material postretirement employee health care benefits or other benefit program subject to accounting under the provisions of Statement of Financial Accounting Standards No. 106 -- "Employers' Accounting for Postretirement Benefits other than Pensions" which became effective in 1993. Under informal arrangements, the Company currently provides postemployment health care benefits to each person who becomes disabled, is not expected to return to the active work force and is not covered by another health insurance plan. As of December 31, 1995, 20 such disabled former employees had been identified as current or potential recipients of this benefit. The expected cost of such benefits has been accrued in accordance with Statement of Financial Accounting Standards No. 112 -- "Employers' Accounting for Postemployment Benefits."

ENVIRONMENTAL & REGULATORY MATTERS

          The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, wastewater discharge, air emissions and furnace dust disposal. As with similar mills in the industry, the Company's furnaces are classified as generating hazardous waste because they produce certain types of dust containing lead, zinc and cadmium. The Company currently collects and handles such wastes through contracts with a company which reclaims, from the waste dust, certain materials and recycles or disposes of the remainder. The Company believes it is in substantial compliance with applicable environmental laws and regulations. Notwithstanding such compliance, if damage to persons or property or contamination of the environment has been or is caused by the conduct of the Company's business or by hazardous substances or wastes used in, generated or disposed of by the Company, the Company may be held liable for such damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability, as to which the Company is self-insured, could be material. Changes in federal or state laws, regulations or requirements or discovery of unknown conditions could require additional expenditures by the Company.

          The Company's operations are subject to the federal Clean Air Act which provides for regulation, through state implementation of federal requirements, of the emission of certain air pollutants. It is expected that the Environmental Protection Agency will promulgate industry-wide standards and technology requirements for the control of emissions of particular regulated air pollutants that may impose more stringent requirements on the Company's operations beginning in the future. The Company will continue to monitor these evolving laws and regulations and will plan and budget, as appropriate, for any such additional capital and operating expenditures that may be required to upgrade or install new or additional pollution control equipment and secure additional or modified permits. There can be no assurance that these evolving federal requirements will not require the Company to make material expenditures in the future.

Item 2.   Properties
          ----------

          Set forth below is certain information with respect to the Company's properties. The Company believes that its two facilities, which are located on approximately 42 acres of land owned by the Company in downtown Huntington, West Virginia, adjacent to rail lines and the Ohio River, and approximately 4 acres of land owned by the Company in Memphis, Tennessee, adjacent to the Mississippi River, are well maintained, in good condition and are adequate and suitable for its operating needs. All of the Company's Huntington, West Virginia properties are currently subject to a first mortgage in favor of the Company's senior lender and the Memphis, Tennessee properties are pledged to the Company's senior lender.

                                                    Approximate
        Huntington, WV Facility                   Square Footage
        -----------------------                   --------------

Rolling Mills                                        309,000
Furnaces and Caster                                   88,500
Machine Shop, Fabrication Facilities                 115,075
   and Miscellaneous Facilities
Administrative, Engineering and Sales Offices         45,600

         Memphis, TN Facility
         --------------------

Fabrication Facility                                  38,400
Administrative and Sales Offices                       2,600

Item 3.   Legal Proceedings
          -----------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.


                                  PART II


Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters
          -------------------------------------

          The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol: SWVA. The following table sets forth, for the fiscal periods indicated, the high and low last sales prices of the Common Stock (without retail markups, markdowns or commissions) on the NASDAQ National Market System.

                                                    High        Low
1995
     Fourth Quarter . . . . . . . . . . . . . . . $10 5/8    $ 8 3/8
     Third Quarter  . . . . . . . . . . . . .      13 1/2      8 3/4
     Second Quarter . . . . . . . . . . . . .      12 1/4     11
     First Quarter  . . . . . . . . . . . . .      12 1/2     11


1994
     Fourth Quarter . . . . . . . . . . . . .     $13        $ 8 1/4
     Third Quarter  . . . . . . . . . . . . . . .  13 1/4     12 1/4
     Second Quarter . . . . . . . . . . . . . . .  13 1/4     10 1/2
     First Quarter  . . . . . . . . . . . . . . .  14 3/4     10 3/4

          On March 1, 1996, there were approximately 209 holders of record of the Company's Common Stock, and the Company believes there are approximately 1,532 beneficial shareholders.

          The Company paid no cash dividends in 1994 or 1995 and currently intends to retain all earnings to support the development of its business rather than paying dividends on its Common Stock. Certain of the Company's debt instruments restrict the payment of dividends by SWVA to the Company to no more than 50% of SWVA's prior year's net income, subject to limitations for maintenance of certain net worth and working capital levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note E of the Notes to Consolidated Financial Statements of the Company.

Item 6.   Selected Financial Data
          -----------------------

          The following selected financial data for each of the five years in the period ended December 31, 1995, are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included herein.


                                                                                   Year Ended December 31,
                                                         --------------------------------------------------------------------
                                                          1995         1994         1993             1992              1991
                                                         --------     --------    --------        ---------          --------
                                                                              (In thousands, except per share data)
INCOME STATEMENT DATA:
 Net sales  . . . . . . . . . . . . . .  . . . . .       $129,341     $124,229    $106,354        $  82,537          $ 71,478
 Cost of sales  . . . . . . . . . . . .  . . . . .        107,191      103,327      88,698           64,359            58,391
 Gross profit   . . . . . . . . . . . .  . . . . .         22,150       20,902      17,656           18,178            13,087
                                                         --------     --------    --------        ---------          --------
  Gross profit margin   . . . . . . . .  . . . . .           17.1%        16.8%       16.6%            22.0%             18.3%
 Selling and administrative expenses  .  . . . . .          5,018        5,454       4,432            4,587             4,592
                                                         --------     --------    --------        ---------          --------
 Operating income   . . . . . . . . . .  . . . . .         17,132       15,448      13,224           13,591             8,495
 Interest expense   . . . . . . . . . .  . . . . .          1,642          898       1,624            3,507             4,163
 Other expense (income)   . . . . . . .  . . . . .           (227)          94        (692)             460              (304)
                                                         --------     --------    --------        ---------          --------
 Income before income taxes   . . . . .  . . . . .         15,717       14,456      12,292            9,624             4,636
 Income taxes   . . . . . . . . . . . .  . . . . .          6,253        5,662       5,156            4,766             2,308
                                                         --------     --------    --------        ---------          --------
 Net income   . . . . . . . . . . . . .  . . . . .       $  9,464     $  8,794    $  7,136        $   4,858          $  2,328
                                                         ========     ========    ========        =========          ========
 Net income per common share  . . . . .  . . . . .       $   1.40     $   1.24    $   1.03        $     .94          $    .45
 Common shares outstanding(1)   . . . .  . . . . .          6,782        7,091       6,930            5,155             5,155

BALANCE SHEET DATA (END OF PERIOD):
 Working capital (deficit)  . . . . . .  . . . . .       $ 15,514     $ 10,516    $ 14,569        $   6,877          $(12,034)(2)
 Total assets   . . . . . . . . . . . .  . . . . .         95,123       94,174      80,721           68,946            68,243
 Current liabilities  . . . . . . . . .  . . . . .         18,960       20,211      17,183           17,442            32,399(2)
 Long-term debt   . . . . . . . . . . .  . . . . .         11,978       11,542      10,211           24,181            14,514(2)
 Stockholders' equity   . . . . . . . .  . . . . .         55,415       53,934      45,140           20,317            15,459

--------------------
(1)
   Weighted average number of common and common equivalent shares outstanding.

(2)
   Prior to its amendment on September 30, 1992, the Company's senior loan agreement provided that it could be terminated by the Company's lender in 1992.
   Accordingly, at December 31, 1991, the entire $21.5 million then outstanding was included in current liabilities. Under subsequent amendment, the loan is not fully repayable until January 1, 1998.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

GENERAL

          The Company believes that there are many factors that distinguish it from other steel producers and the majority of its Finished Products are less volatile in their pricing than commodity steel products. Nonetheless, both the domestic steel industry and the Company's business are highly cyclical in nature. Management believes that the Company's lower net sales during 1991 were a result of generally poor economic conditions during that period. Management believes that the 1994 and 1995 results are more indicative of the Company's performance during periods of a stronger economy.

           In March 1993, the Company voluntarily prepaid $5 million of its senior term loans with a portion of the Company's net proceeds of the 1993 Public Offering and the remainder of such term loans were amended to reduce interest rates. During 1994 the Company amended its senior credit agreement to permit the Company to borrow $6 million in 1994 under a new "Capital Expenditure Line" of credit. The February 1994 Amendment also reduced the interest rates on all borrowings under the financing agreement.


          In 1994 and 1995, the Company's Board of Directors authorized management to buy back up to 1,200,000 shares of its common stock from time to time. During 1995 the Company purchased 755,300 shares.

RESULTS OF OPERATIONS

          The following table sets forth the percentages of net sales represented by certain income and expense items and the tonnage sales for the periods indicated.

                                                 YEAR ENDED
                                                DECEMBER 31
                                         ------------------------

                                          1995     1994     1993
                                          ----     ----     ----

NET SALES                                100.0%   100.0%   100.0%

COST OF SALES                             82.9     83.2     83.4
                                         -----    -----    -----

GROSS PROFIT                              17.1     16.8     16.6

SELLING AND ADMINISTRATIVE EXPENSES        3.9      4.4      4.2
                                         -----    -----    -----

OPERATING INCOME                          13.2     12.4     12.4

INTEREST EXPENSE                           1.3       .7      1.5

OTHER EXPENSE (INCOME)                    (0.2)      .1     ( .6)
                                         -----    -----    -----

INCOME BEFORE INCOME TAXES                12.1     11.6     11.5

INCOME TAXES                               4.8      4.5      4.8
                                         -----    -----    -----

NET INCOME                                 7.3%     7.1%     6.7%
                                         =====    =====    =====

TONNAGE SALES (in thousands of tons)     212.7    214.1    206.4
                                         =====    =====    =====


YEAR ENDED DECEMBER 31, 1995, COMPARED WITH
YEAR ENDED DECEMBER 31, 1994

          Net Sales.  Net sales for 1995 increased by $5.1 million (4.1%)
          ---------
from $124.2 million in 1994 to $129.3 million in 1995, primarily due to an increase in the tonnage of Finished Products shipped, coupled with selective price increases. Total tonnage sales decreased by 1,462 tons (.7%) to 212,652 tons in 1995, reflecting a 2,783 ton increase in the sale of Finished Products, and a 4,245 ton decrease in the sale of billets.
The average selling price per ton for Finished Products increased by $22 (3.4%) to $664 in 1995, while the average selling price per ton for billets increased by $9 (3.8%) to $249 in 1995.

          Cost of Sales.  Cost of sales for 1995 increased by $3.9 million
          -------------
(3.7%) from $103.3 million in 1994 to $107.2 million in 1995. This increase was principally due to the increase in Finished Product tonnage sales coupled with higher raw material prices, depreciation and maintenance expense. As a percentage of net sales, cost of sales decreased from 83.2% in 1994 to 82.9% in 1995.
For a description of fluctuations in the price of raw materials, see "Business -- Raw Materials."

          Gross Profit.  As a result of the above, gross profit for 1995
          ------------
increased by $1.2 million (6.0%) from $20.9 million in 1994 to $22.1 million in 1995. As a percentage of net sales, gross profit for 1995 increased from 16.8% in 1994 to 17.1% in 1995 as a result of increased higher margin Finished Product sales.

          Selling and Administrative Expenses.  Selling and administrative
          -----------------------------------
expenses for 1995 were $5.0 million compared to $5.5 million in 1994. Lower selling and administrative expenses were incurred due to lower salaries and professional fees. As a percentage of net sales, selling and administrative expenses decreased from 4.4% in 1994 to 3.9% in 1995.

          Operating Income.  For the reasons described above, operating
          ----------------
income increased by $1.6 million (10.9%) from $15.5 million in 1994 to $17.1 million in 1995. As a percentage of net sales, operating income increased to 13.2% in 1995 from 12.4% in 1994.

          Interest Expense and Other Expense (Income).  Interest expense
          -------------------------------------------
for 1995 increased by $744,000 (82.9%) from $898,000 in 1994 to $1,642,000 in 1995. This increase was attributed to the debt incurred during the Company's plant expansion and modernization program. Other expense (income) changed by $321,000 from $94,000 of expense in 1994 to $227,000 of income in 1995. This was principally due to reduced losses from the disposal of fixed assets.

          Net Income.  As a result of the above, net income for 1995
          ----------
increased by $670,000 (7.6%) from $8.8 million in 1994 to $9.5 million in 1995. As a percentage of net sales, net income increased from 7.1% in 1994 to 7.3% in 1995.

Year Ended December 31, 1994, Compared with
Year Ended December 31, 1993

          Net Sales.  Net sales for 1994 increased by $17.8 million (16.8%)
          ---------
from $106.4 million in 1993 to $124.2 million in 1994, primarily due to an increase in the tonnage of Finished Products shipped, which include shipments by Marshall for the entire period in 1994 (See Note A of the Notes to Consolidated Financial Statements) coupled with selective price increases. Total tonnage sales increased by 7,734 tons (3.7%) to 214,114 tons in 1994, reflecting a 21,254 ton increase in the sale of Finished Products, and a 13,520 ton decrease in the sale of billets. The average selling price per ton for Finished Products increased by $40 (6.6%) to $642 in 1994, while the average selling price per ton for billets increased by $25 (11.6%) to $240 in 1994.

          Cost of Sales.  Cost of sales for 1994 increased by $14.6 million
          -------------
(16.5%) from $88.7 million in 1993 to $103.3 million in 1994. This increase was principally due to the increase in total tonnage sales coupled with higher raw material prices, depreciation and mill roll expense. As a percentage of net sales, cost of sales decreased from 83.4% in 1993 to 83.2% in 1994. For a description of fluctuations in the price of raw materials, see "Business -- Raw Materials."

          Gross Profit.  As a result of the above, gross profit for 1994
          ------------
increased by $3.2 million (18.4%) from $17.7 million in 1993 to $20.9 million in 1994. As a percentage of net sales, gross profit for 1994 increased from 16.6% in 1993 to 16.8% in 1994 as a result of increased higher margin Finished Product sales.

          Selling and Administrative Expenses.  Selling and administrative
          -----------------------------------
expenses for 1994 were $5.5 million compared to $4.4 million in 1993. Higher selling and administrative expenses were incurred due to a full 12 months of operations of Marshall coupled with higher legal and professional fees. As a percentage of net sales, selling and administrative expenses increased from 4.2% in 1993 to 4.4% in 1994.

          Operating Income.  For the reasons described above, operating
          ----------------
income increased by $2.3 million (16.8%) from $13.2 million in 1993 to $15.5 million in 1994. As a percentage of net sales, operating income remained unchanged from the 12.4% in 1993.

          Interest Expense and Other Expense (Income).  Interest expense
          -------------------------------------------
for 1994 decreased by $726,000 (44.7%) from $1.6 million in 1993 to $900,000 in 1994. This reduction was a result of both lower interest rates and the reduction of principal amount outstanding due to the scheduled amortization of principal and the capitalization of interest expense on the Company's plant expansion and modernization program. Other expense (income) changed by $786,000 from $692,000 of income in 1993 to $94,000 of expense in 1994. This was due to the losses from the disposal of fixed assets offset by income from scrap sales and mill roll expense reimbursement.

          Net Income.  As a result of the above and a lower effective
          ----------
income tax rate, net income for 1994 increased by $1.7 million (23.2%) from $7.1 million in 1993 to $8.8 million in 1994. As a percentage of net sales, net income increased from 6.7% in 1993 to 7.1% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's ability to provide funds from its operations, together with funds available under the terms of the Company's $10,000,000 revolving line of credit, historically have been sufficient to meet the Company's short-term liquidity needs. The total borrowing capacity under the revolving credit line is governed by a formula based on levels of accounts receivable and inventory. Cash provided from operations approximated $8.8 million, $16.3 million and $7.9 million during each of the three years ended December 31, 1995, 1994, and 1993, respectively. During this same time period, average annual borrowings against the revolving line of credit have been less than $1 million and at December 31, 1995, the Company had $4.1 million of the revolving credit line available for borrowing.

          In early 1993, the Company completed the sale of 1,936,942 newly issued shares of Common Stock resulting in $17,687,000 proceeds to the Company that were used to voluntarily prepay $13 million of the Company's term indebtedness and provide sufficient funds to complete its $4.6 million acquisition of Marshall. Also during 1993, the Company embarked on a plan to significantly expand and modernize its Huntington facility. This project, completed in late 1994, resulted in the Company expending nearly $20.6 million for capital improvements in 1994. Including these expenditures, the Company's level of annual average capital expenditures has historically approximated $5.2 million. Accordingly, during 1994 the Company amended its senior credit agreement to permit the Company to borrow $6 million in 1994 under a new "Capital Expenditure Line" of credit. The terms of the loan amendment also enabled the Company to then reduce the interest rates on its existing revolving credit line and term loans outstanding from the greater of 7% or 3/4% over prime and the greater of 7% or 1% over prime, respectively, to the Chemical Bank prime rate or LIBOR plus 1-3/4%; reduce the annual revolving credit line commitment fee from 1/2% to 1/8% of the unused balance; and extend the term of the revolving credit line to January 1, 1998. In addition, the amendment permits the Company to convert up to $7 million of its indebtedness to a fixed interest rate.

          On January 1, 1998 the Company's senior lender may terminate all of the Company's loans. Assuming payment of all scheduled amortization until then, only a portion of the amount drawn down against the Capital Expenditure Line, together with any borrowings against the revolving credit line, would be outstanding at such date. The Company is currently in compliance with the covenants of its loan agreements, and is not aware of any reason why it would not be able to refinance its indebtedness at its scheduled term.

          The Company's expenditures for required capital replacements are currently anticipated to average approximately $1 million annually over the next several years. Management has no reason to believe that internally generated cash flow, together with borrowings under its Capital Expenditure Line and revolving credit line, will not be sufficient to meet the Company's ongoing liquidity needs. Other discretionary capital spending and strategic acquisitions, if any, would also place demands on the Company's longer-term liquidity position. Such expenditures and acquisitions would be subject to availability of funds and approval by the Company's Board of Directors.

IMPACT OF INFLATION

          In recent years, the Company has not experienced any material adverse effects from inflation due to its historical ability to pass price increases through to its customers. The Company's principal cost components are steel scrap, labor and energy. Scrap is purchased pursuant to monthly contracts. Scrap prices are subject to volatility, although the Company endeavors to recoup the higher scrap prices through a scrap surcharge. The current collective bargaining agreement is scheduled to expire in June 1999 subject to the right of both parties to terminate the agreement on December 6, 1996 if, as provided in the agreement, the "normal negotiations" between the parties during the 45-day period prior to June 7, 1996 do not result in a resolution of all open issues. See "Business -- Employees." The Company's two major power supply contracts with American Electric Power automatically continue until such time as either party gives the other 12 months written notice of cancellation. See "Business -- Competition and Other Market Factors," "-- Raw Materials" and "-- Manufacturing Operations."

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

          In contrast to the retiree health insurance commonly provided in the domestic steel industry, the Company offers no material postretirement employee healthcare or other benefit program subject to accounting under the provisions of Statement of Financial Accounting Standards No. 106 -- "Employers' Accounting for Postretirement Benefits Other than Pensions," which became effective in 1993. Under informal arrangements, the Company currently provides postemployment health care benefits to each person who becomes disabled, is not expected to return to the active work force and is not covered by another health insurance plan. As of December 31, 1995, 20 such disabled former employees have been identified as current or potential recipients of this benefit. The expected cost of such benefits has been accrued in accordance with the provisions of Statement of Financial Accounting Standards No. 112 -- "Employers' Accounting for Postemployment Benefits."

          In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of," which must be adopted for fiscal years beginning after December 15, 1995. This statement requires impairment losses to be recorded on long-lived assets used in operations, including related goodwill, when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The Company will adopt this statement effective January 1, 1996. The Company continually analyzes new processes and equipment that would allow the Company to produce products on a cost-effective basis so as to enable the Company to maintain its strong position in each of its niche markets and expand into related markets. This could result in material write-offs if new production processes or equipment are identified and installed or certain present processes become impaired.

          In October 1995 the FASB issued Statement of Financial Accounting Standards No. 123 -- "Accounting for Stock-Based Compensation" effective in 1996. This statement permits, and the Company intends to continue to use, the "intrinsic" value method, as set forth in Accounting Principles Board Opinion Number 25, for determining compensation cost associated with the Company's stock option plans. Under this method, stock-based compensation expense is determined on the first date that both the number of shares the employee is entitled to receive and the exercise price are known, in an amount equivalent to the excess of the market price over the exercise price. Statement No. 123 encourages the use of the "fair value" method that results in compensation expense being measured at the date options are granted, and reported as a charge against operations over the exercise period. The new pronouncement will require the Company to make additional disclosures about its stock option plans, including the pro forma disclosures of net income and earnings per share, as if the "fair value" based method of accounting had been applied. The Company anticipates adopting this statement in the first quarter of 1996.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          The financial statements and schedules and report of independent auditors thereon listed in Item 14(a)(1) and (a)(2) hereof are incorporated herein by reference and are filed as part of this report.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
          ------------------------------------------------

          Not applicable.


                                  PART III

          The information required by Part III (Items 10 through 13) is incorporated herein by reference to the captions "Principal Stockholders", "Election of Directors" and "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this report.

                                  PART IV

Item 14.         Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K
                 ---------------------------------------


    (a) Documents filed as part of this Report:

        (1)  The following consolidated financial statements of
             Registrant and its subsidiaries are included in
             Item 8 of this report on Form 10-K:
                                                                       Page
                                                                       ----

             Report of Independent Auditors.                            F-1

             Consolidated Balance Sheets - December 31, 1995,           F-2
             and December 31, 1994.

             Consolidated Statements of Income - years ended            F-3
             December 31, 1995, December 31, 1994, and December
             31, 1993.

             Consolidated Statements of Cash Flows - years              F-4
             ended December 31, 1995, December 31, 1994 and
             December 31, 1993.

             Notes to Consolidated Financial Statements.                F-5

        (2)  Financial Statement Schedules for the years ended
             December 31, 1995, December 31, 1994, and December
             31, 1993.

             The following consolidated financial statement schedules of Registrant and its subsidiaries are included pursuant to Item 14 (d):

                                                                       Page
                                                                       ----

Schedule I   -   Condensed Financial Information of Registrant          S-1

Schedule II  -   Valuation and Qualifying Accounts                      S-4


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        (3)  Exhibits


3.1 Certificate of Incorporation of Steel of West Virginia, Inc. (the "Company"), as amended (filed herewith).

3.2 By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-16845).

4.1 Financing Agreement ("Financing Agreement"), dated December 30, 1986, between The CIT Group/Business Credit, Inc. ("CIT") and SWVA, Inc. (formally Steel of West Virginia, Inc.) and Charter Acquisition Corporation ("Acquisition") (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, No. 33-16845).

4.1(a) Amendment to the Financing Agreement, dated August 27, 1987 ("Amendment No. 1") (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, No. 33-16845).

4.1(b) Amendment to the Financing Agreement, dated September 27, 1989 ("Amendment No. 2") (incorporated by reference to Exhibit 28(a) to the Company's Current Report on Form 8-K, No. 0-16254, filed on October 10, 1989).

4.1(c) Amendment to the Financing Agreement, dated September 30, 1992 ("Amendment No. 3") (incorporated by reference to Exhibit 28(b) to the Company's Quarterly Report on Form 10-Q, No. 0-16254, filed on October 13, 1992).

4.1(d) Amendment to the Financing Agreement, dated March 17, 1993 ("Amendment No. 4") (incorporated by reference to Exhibit 4.1(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, No. 0-16254).

4.1(e) Amendment to the Financing Agreement, dated February 25, 1994 ("Amendment No. 5").

4.1(f) Amendment to the Financing Agreement, dated December 30, 1994 ("Amendment No. 6").

4.1(g) Amendment to the Financing Agreement, dated February 28, 1996 ("Amendment No. 7") (filed herewith).

4.2 Term Promissory Note (the "Original Promissory Note") issued by Acquisition in favor of CIT, dated December 30, 1986 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 33-16845).

4.2(a) Amendment, dated September 27, 1989 (the "Original Promissory Note Amendment"), to the Original Promissory Note (incorporated by reference to Exhibit 28(f) to the Company's Current Report on Form 8-K, No. 0-16254, filed on October 10, 1989).

4.3 Promissory Note, dated September 27, 1989 ("Note 2"), in the principal amount of $26,922,000 issued by SWVA in favor of CIT (incorporated by reference to Exhibit 28(c) to the Company's Current Report on Form 8-K, No. 0-16254, filed on October 10,
        1989).

4.4 Promissory Note, dated September 30, 1992 ("Note 3"), in the principal amount of $6,500,000 issued by SWVA in favor of CIT (incorporated by reference to Exhibit 28(b) to the Company's Quarterly Report on Form 10-Q, No. 0-16254, filed on October 13,
        1992).

4.5 Promissory Note, dated July 11, 1994 ("Note 4") in the principal amount of $6,000,000 issued by SWVA in favor of CIT.

4.6 Guaranty, dated December 30, 1986 (the "Guaranty"), by the Company in favor of CIT relating to loan from CIT to Acquisition (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, No. 33-16845).

4.7 Guaranty, dated June 9, 1993 (the "Marshall Guaranty"), by Marshall Steel, Inc. ("Marshall") in favor of CIT (incorporated by reference to Exhibit 4.1(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, No. 0-16254).

4.8 Security Agreement, dated June 9, 1993 (the "Security Agreement"), by Marshall in favor of CIT (incorporated by reference to Exhibit 4.1(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, No. 0-16254).

4.9       Pledge Agreement, dated September 26, 1989 (the "Pledge
          Agreement"), by the Company in favor of CIT (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, No. 0-16254).

4.10 Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated December 30, 1986 (the "Mortgage"), by SWVA in favor of CIT (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, No. 0-16254).

4.10(a) First Amendment of Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated September 27, 1989 ("Mortgage Amendment No. 1") (incorporated by reference to Exhibit 4.7(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, No. 0-16254).

4.10(b) Second Amendment of Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated September 30, 1992 (incorporated by reference to Exhibit 28(c) to the Company's Quarterly Report on Form 10-Q, No. 0-16254, filed on October 13, 1992) ("Mortgage Amendment No. 2").

4.11 Negative Pledge Agreement, dated June 7, 1993 (the "Negative Pledge Agreement"), by Marshall in favor of CIT (incorporated by reference to Exhibit 4.1(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, No. 0-16254).

10.1      The Financing Agreement (see Exhibit 4.1).

10.1(a)   Amendment No. 1 (see Exhibit 4.1(a)).

10.1(b)   Amendment No. 2 (see Exhibit 4.1(b)).

10.1(c)   Amendment No. 3 (see Exhibit 4.1(c)).

10.1(d)   Amendment No. 4 (see Exhibit 4.1(d)).

10.1(e)   Amendment No. 5 (see Exhibit 4.1(e)).

10.1(f)   Amendment No. 6 (see Exhibit 4.1(f)).

10.1(g)   Amendment No. 7 (see Exhibit 4.1(g)).

10.2      The Original Promissory Note (see Exhibit 4.2).

10.2(a)   The Original Promissory Note Amendment (see Exhibit 4.2(a)).

10.3      Note 2 (see Exhibit 4.3).

10.4      Note 3 (see Exhibit 4.4).

10.5      Note 4 (see Exhibit 4.5).

10.6      The Guaranty (see Exhibit 4.6).

10.7      The Marshall Guaranty (see Exhibit 4.7).

10.8      The Security Agreement (see Exhibit 4.8).

10.9      The Pledge Agreement (see Exhibit 4.9).

10.10     The Mortgage (see Exhibit 4.10).

10.10(a)  Mortgage Amendment No. 1 (see Exhibit 4.10(a)).

10.10(b)  Mortgage Amendment No. 2 (see Exhibit 4.10(b)).

10.11     The Negative Pledge Agreement (see Exhibit 4.11).

10.12 Sidetrack Agreement, dated June 24, 1983, between SWVA and the Chesapeake and Ohio Railroad Company ("C&O") (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, No. 33-16845).

10.13 Lease, dated November 1, 1979, between SWVA's predecessor and C&O, as amended by a letter dated March 2, 1983 (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1, No. 33-16845).

10.14(a) Agreement, dated August 30, 1993, between SWVA and Appalachian Power Company ("Appalachian").

10.14(b) License Agreement, dated September 29, 1992, between SWVA and Appalachian (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1, No. 33-55952).

10.14(c) Agreement, dated November 24, 1992, between SWVA and Appalachian (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1, No. 33-55952).

10.15* Employment Agreement, dated as of January 1, 1992, between SWVA and Robert L. Bunting, Jr. (incorporated by reference to Exhibit
          10.42 to the Company's Registration Statement on Form S-1, No. 33-55952).

10.15(a)* Amendment No. 1 to Employment Agreement dated as of August 5,
          1993, between SWVA and Robert L. Bunting, Jr. (incorporated by reference to Exhibit 4.1(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, No. 0-16254).

10.16* Management Bonus Plan, effective as of October 1, 1984, for the benefit of SWVA's eligible employees (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, No. 0-16254).


____________

*  Required to be filed pursuant to Item 14(c) of Form 10-K.

10.17* Management Retirement Plan, effective as of October 1, 1984, by the Company on behalf of its management employees (including Amendment No. I and Amendment No. II, each dated January 27, 1989) (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K, No. 016254, filed on March 29, 1990).

10.18 Collective Bargaining Agreement, dated June 7, 1993, between SWVA and the United Steelworkers of America, AFL-CIO (the "Union") (incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K, No. 0-016254, filed on June 9, 1993).

10.19 Collective Bargaining Unit Bonus Plan, effective as of October 1, 1984, for the benefit of SWVA's eligible employees (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1, No. 33-16845).

10.20 Collective Bargaining Unit Retirement Plan, effective June 2, 1990, between SWVA and the Union (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1, No. 33-55952).

10.21 Indemnification and Contribution Agreement between the Company and certain Selling Stockholders (incorporated by reference to Exhibit
        10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, No. 0-16254).

10.22 Underwriting Agreement among the Company, certain selling stockholders and Wheat, First Securities, Inc., dated January 25, 1993 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, No. 0-16254).

10.23   1995 Employee Stock Option Plan (filed herewith).

10.24   1995 Non-Employee Director Stock Option Plan (filed herewith).

11.1    Statement re Computation of Per Share Earnings (filed herewith).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Company's Registration Statement on Form S-1, No. 33-16845).

28 Delaware General Corporation Law, Sections 102(b)-(7) and 145 (1) (incorporated by reference to Exhibit 28 to the Company's
        Registration Statement on Form S-1, No. 33-16845).

    (b) Reports on Form 8-K:

        None.



____________

*  Required to be filed pursuant to Item 14(c) of Form 10-K.

                                    SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     STEEL OF WEST VIRGINIA, INC.



March 8, 1996                        By:  /s/  Robert L. Bunting, Jr.
                                        ----------------------------------------
                                        Robert L. Bunting, Jr.
                                        President, Chief Executive
                                        Officer and Chairman of the
                                        Board


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signatures                         Title                      Date
        ----------                         -----                      ----


  /s/ Robert L. Bunting, Jr.     President, Chief Executive       March 8, 1996
----------------------------       Officer and Chairman of
Robert L. Bunting, Jr.              the Board (Principal
                                     Executive Officer)


  /s/ Timothy R. Duke             Vice President, Treasurer       March 8, 1996
----------------------------         and Chief Financial
Timothy R. Duke                      Officer (Principal
                                  Financial and Accounting
                                          Officer)


  /s/ Stephen A. Albert                   Director                March 8, 1996
----------------------------
Stephen A. Albert


  /s/ Albert W. Eastburn                  Director                March 8, 1996
----------------------------
Albert W. Eastburn


  /s/ Daniel N. Pickens                   Director                March 8, 1996
----------------------------
Daniel N. Pickens


  /s/ Paul E. Thompson                    Director                March 8, 1996
----------------------------
Paul E. Thompson

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Consolidated Financial Statements                                   Page
----------------------------------                                  ----

Report of Independent Auditors.....................................  F-1

Consolidated Balance Sheets - December 31, 1995,
  and December 31, 1994............................................  F-2

Consolidated Statements of Income - years ended
  December 31, 1995, December 31, 1994, and
  December 31, 1993................................................  F-3

Consolidated Statements of Cash Flows - years ended
  December 31, 1995, December 31, 1994, and
  December 31, 1993................................................  F-4

Notes to Consolidated Financial Statements.........................  F-5


Financial Statement Schedules
-----------------------------

Schedule I  -  Condensed Financial Information
                 of Registrant.....................................  S-1

Schedule II -  Valuation and Qualifying
                 Accounts..........................................  S-4

ERNST & YOUNG LLP     900 United Center                      Phone: 304 343 8971
                      500 Virgina Street East (25301)        Fax:   304 343 9383
                      P.O. Box 2906
                      Charleston, West Virgina 25330



                       REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
Steel of West Virginia, Inc.


We have audited the accompanying consolidated balance sheets of Steel of West Virginia, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel of West Virginia, Inc. and subsidiaries at December 31, 1995, 1994 and 1993, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                             /s/ Ernst & Young LLP



Charleston, West Virginia
January 19, 1996

CONSOLIDATED BALANCE SHEETS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except share data)
                                                                 December 31
                                                               1995       1994
                                                            --------------------
ASSETS
CURRENT ASSETS

     Cash                                                    $   100    $ 1,400

     Receivables, net of allowances of $692 and $379          13,148     11,097

     Inventories                                              17,095     15,846

     Deferred income taxes                                     3,110      2,143

     Other current assets                                      1,021        241
                                                            ----------  --------
                                      TOTAL CURRENT ASSETS    34,474     30,727


Property, plant, and equipment                                40,807     43,011

Goodwill                                                      19,134     19,817

Other assets                                                     708        619
                                                            ----------  --------
                                              TOTAL ASSETS   $95,123    $94,174
                                                            ==========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Bank overdraft                                          $   647    $   757

     Accounts payable                                          5,045      7,894

     Accrued payroll and benefits payable                      5,240      5,029

     Income taxes payable                                        117         41

     Other current liabilities                                 2,026      1,630

     Current maturities of long-term debt                      5,885      4,860
                                                            ----------  --------
                                 TOTAL CURRENT LIABILITIES    18,960     20,211


Long-term debt                                                11,978     11,542

Deferred income taxes                                          8,005      7,728

Other long-term liabilities                                      765        759
                                                            ----------  --------
                                         TOTAL LIABILITIES    39,708     40,240



STOCKHOLDERS' EQUITY

     Common stock, $.01 par value: 12,000,000 voting
        shares authorized, 7,091,360 issued and
             outstanding                                          71         71

     Paid-in capital                                          26,597     26,597

     Treasury stock                                           (7,983)         0

     Retained earnings                                        36,730     27,266
                                                            ----------  --------
                                TOTAL STOCKHOLDERS' EQUITY    55,415     53,934
                                                            ----------  --------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $95,123    $94,174
                                                            ==========  ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except per share amounts)

                                                  Year Ended December 31
                                               1995        1994        1993
                                            -----------------------------------

      Net sales                              $129,341    $124,229    $106,354

      Cost of sales                           107,191     103,327      88,698
                                            -----------  ----------  ----------
                             GROSS PROFIT      22,150      20,902      17,656

      Selling and administrative expenses       5,018       5,454       4,432

      Interest expense                          1,642         898       1,624

      Other (income) expense                     (227)         94        (692)
                                            -----------  ----------  ----------

               INCOME BEFORE INCOME TAXES      15,717      14,456      12,292

      Income taxes                              6,253       5,662       5,156
                                            -----------  ----------  ----------

                               NET INCOME    $  9,464    $  8,794    $  7,136
                                            ===========  ==========  ==========
              NET INCOME PER COMMON SHARE    $   1.40    $   1.24    $   1.03
                                            ===========  ==========  ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands)

                                                  Year Ended December 31
                                               1995        1994        1993
                                            -----------------------------------
CASH PROVIDED BY
  Operations:
    Net income                               $  9,464    $  8,794    $  7,136
      Adjustments for items not
       affecting funds from
       operations:
        Depreciation and amortization           6,046       4,954       4,308
        Loss on disposal of assets                368       1,070         184
        Deferred income taxes                    (690)       (101)         75
        Other                                     (83)        523         132
                                            -----------  ----------  ----------
                                               15,105      15,240      11,835

    Working capital changes related to
      operations:
        Receivables                            (2,051)       (945)       (905)
        Inventories                            (1,249)       (123)     (2,374)
        Other current assets                     (801)         56        (167)
        Accounts payable                       (2,849)      2,678        (247)
        Accrued payroll and benefits
          payable                                 211         (12)        603
        Accrued income taxes                       76        (545)       (605)
        Other current liabilities                 396         (96)       (202)
                                            -----------  ----------  ----------
                                               (6,267)      1,013      (3,897)
                                            -----------  ----------  ----------
         TOTAL CASH PROVIDED BY OPERATIONS      8,838      16,253       7,938

  Investment activities:
     Additions to property, plant, and
       equipment                               (3,361)    (20,596)     (3,120)
     Acquisition of Marshall Steel, Inc.                               (4,617)
                                            -----------  ----------  ----------
     CASH (USED FOR) INVESTMENT ACTIVITIES     (3,361)    (20,596)     (7,737)

  Financing activities:
    Revolving credit loan                       5,875
    Long-term debt repayments                  (4,860)     (4,000)    (16,264)
    Proceeds from debt issue                      301       6,000
    Purchase of treasury stock                 (7,983)
    Proceeds from sale of common stock                                 17,687
                                            -----------  ----------  ----------
     CASH (USED FOR) PROVIDED BY FINANCING
       ACTIVITIES                              (6,667)      2,000       1,423
                                            -----------  ----------  ----------
               (DECREASE) INCREASE IN CASH     (1,190)     (2,343)      1,624

  Cash (overdraft) net, beginning of year         643       2,986       1,362
                                            -----------  ----------  ----------
         CASH (OVERDRAFT) NET, END OF YEAR   $   (547)   $    643    $  2,986
                                            ===========  ==========  ==========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

December 31, 1995

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Business Operations:  Steel of West Virginia, Inc. (the Company) conducts
-------------------
its operations through two wholly-owned subsidiaries, SWVA, Inc. and Marshall Steel, Inc. (acquired on April 8, 1993). The Company operates a steel mini-mill and two steel fabrication facilities for the manufacture and distribution of special steel sections and steel billets in a single business segment. The Company is a supplier of products principally to domestic equipment manufacturers serving the truck-trailer, industrial lift truck, off-highway equipment, and mining industries with many of these customers being mature businesses. No single customer accounts for more than 10% of the Company's net sales, and the Company's operations are tied closely to general economic conditions. Principal suppliers to the Company include scrap metal producers and electric power generating utilities. In addition, a significant portion of the Company's labor force is represented by the United Steelworkers of America under the terms of a collective bargaining agreement. As is similar with other mini-mills in the industry, the Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, wastewater discharge, air emissions and furnace dust disposal.

Basis of Presentation:  The preparation of financial statements in
---------------------
conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Steel of West Virginia, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and investments have been eliminated.

Financial Instruments:  Financial instruments that could potentially
---------------------
subject the Company to credit risk are trade accounts receivable. As of December 31, 1995 and 1994, the Company's accounts receivable from customers in its principal markets approximated $11,065,000 and $9,646,000. Trade credit is extended by the Company based on an evaluation of the customer's financial condition and generally collateral is not required. Credit losses are provided for in the financial statements, and have consistently been immaterial and within management's expectations. Management believes that all significant financial instruments of the Company are reported in the financial statements at carrying values that approximate market values.

Inventories:  Inventories are stated at the lower of cost or market.  Cost
-----------
is primarily determined by the last-in, first-out (LIFO) method. Mill rolls, which are included in manufacturing supplies, are expensed when placed in service.

Property, Plant and Equipment:  Property, plant and equipment is stated on
-----------------------------
the basis of cost. Depreciation for financial statement purposes is computed on the straight-line basis over the estimated useful life of the asset. Principal service lives for the assets of the Company are: buildings--up to 30 years; machinery and equipment--up to 12 years; and furniture and fixtures--up to 5 years.

In March, 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of" that requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and estimated cash flows from those assets are less than the assets' carrying value. The Company will adopt Statement No. 121 in the first quarter of 1996. The Company continually analyzes new processes and equipment that would allow the Company to produce products on a cost-effective basis so as to enable the Company to maintain its strong position in each of its niche markets and expand into related markets.
This could result in material write-offs if new production processes or equipment are identified and installed or certain present processes become impaired.

Income Taxes:  The Company adopted Financial Accounting Standards Board
------------
Statement SFAS No. 109, "Accounting for Income Taxes," ("SFAS 109") in the first quarter of 1993, and, as permitted under this new accounting standard, did not restate any prior year financial statements. In accordance with SFAS 109, deferred income taxes are recognized under the "liability method" and are provided for temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities using the tax rates anticipated to be in effect when the corresponding taxes will be paid or refunded.

Goodwill:  The excess of cost over the fair market value of net assets
--------
acquired (goodwill) is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Accumulated amortization approximated $4,534,000 and $3,851,000 at December 31, 1995 and 1994, respectively. The carrying value of goodwill is periodically reviewed based upon an assessment of operations of the acquired entity. Management is not aware of any facts or circumstances indicating that the carrying value of goodwill has been impaired.

Stock-based Compensation:  The Company determines compensation cost
------------------------
associated with its stock option plans using the "intrinsic" value method set forth in Accounting Principles Board Opinion No. 25. Under this method, stock-based compensation expense is measured on the first date that both the number of shares the employee is entitled to receive and the exercise price are known, in an amount equivalent to the excess of the market price over the exercise price. In October 1995, the FASB issued Statement No. 123 -- "Accounting for Stock-Based Compensation." This statement, effective in 1996, permits, and the Company intends, to continue its present accounting practice, but will require additional disclosures about the Company's stock-based compensation plans, including pro forma disclosures of net income and earnings per share as if the "fair value" based method of accounting for stock-based compensation had been applied. The Company anticipates adopting Statement No. 123 in the first quarter of 1996.

Net Income Per Common Share:  Net income per common share is calculated
---------------------------
based on the 6,782,127, 7,091,360, and 6,929,948 weighted average number of common shares and common share equivalents outstanding during the years ended December 31, 1995, 1994, and 1993, respectively.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):

                                                     December 31
                                                    1995     1994
                                                  ----------------

       Raw materials                             $ 2,013   $ 1,908
       Work-in-process                             6,089     4,846
       Finished goods                             10,633    10,372
       Manufacturing supplies                      3,288     2,750
                                                 -------   -------
                                                  22,023    19,876
       Less LIFO reserve                           4,928     4,030
                                                 -------   -------

                                                 $17,095   $15,846
                                                 =======   =======

NOTE C--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following (in thousands):

                                                     December 31
                                                   1995      1994
                                                  ----------------

       Land                                      $ 1,355   $ 1,355
       Buildings                                   3,965     3,644
       Machinery and equipment                    60,882    59,397
       Furniture and fixtures                        632       622
       Construction-in-process                       930       168
                                                 -------   -------
                                                  67,764    65,186
       Less accumulated depreciation              26,957    22,175
                                                 -------   -------

                                                 $40,807   $43,011
                                                 =======   =======


NOTE D--OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

                                                     December 31
                                                   1995      1994
                                                  ----------------
       Accrued taxes, other than income taxes    $ 1,326   $ 1,268
       Other accrued liabilities                     700       362
                                                 -------   -------
                                                 $ 2,026   $ 1,630
                                                 =======   =======

NOTE E--CREDIT ARRANGEMENTS

The Company entered into a senior financing agreement on December 30, 1986, as subsequently amended, that provides for revolving credit borrowings and term loans. During 1994, the Company amended its senior credit agreement to permit the Company to borrow $6 million in 1994 under a new "Capital Expenditure Line" of credit, and extend the term of the revolving credit line to January 1, 1998. The loan amendment also enabled the Company to reduce the interest rates on its existing revolving credit line and term loans outstanding from the greater of 7% or 3/4% over prime and the greater of 7% or 1% over prime, respectively, to the Chemical Bank prime rate or LIBOR plus 1-3/4%; and reduce the annual revolving credit line commitment fee from 1/2% to 1/8% of the unused balance. In addition, the amendment permits the Company to convert up to $7 million of its indebtedness to a fixed interest rate. The senior credit agreement may be terminated by the Company or, on or after January 1, 1998 and upon 90 days written notice, by the lender.

A summary of indebtedness under the Company's credit arrangements consists of the following (in thousands):

                                                             December 31
                                                            1995      1994
                                                          -----------------
       Term loan II                                       $ 4,740   $ 7,636
       Term loan III                                        1,807     2,911
       Capital Expenditure Line                             5,140     6,000
       Revolver                                             5,875         -
       Other notes payable                                    301         -
       Unamortized debt financing costs                         -      (145)
                                                          -------    -------
                                             TOTAL         17,863     16,402
       Less current maturities of long-term debt            5,885      4,860
                                                          -------    -------
                                                          $11,978    $11,542
                                                          =======    =======

Amounts outstanding under the term loan portion of the senior financing agreement are scheduled to be repaid in quarterly principal installments totaling as follows: 1996--$5,000,000; 1997--$1,547,050. The Capital
Expenditure Line
portion of the loan agreement is required to be repaid in 27 quarterly principal installments of $215,000, beginning January 1, 1995, with a final principal payment of $195,000. As of December 31, 1995, the revolving credit line loan balance, due January 1, 1998, was $5,875,000, and the unused borrowing availability approximated $4,125,000.

Interest is paid monthly in accordance with the Company's lending agreement and approximated $1,411,000, $1,087,000, and $2,074,000 during the years ended December 31, 1995, 1994, and 1993, respectively. The weighted average interest rate on short-term borrowings during the years ended December 31, 1995, 1994, and 1993 approximated 7.8%, 6.6%, and 7.0%, respectively.

The Company's senior lending agreement contains various restrictive covenants, including that the Company must maintain specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited to the annual amounts set forth in the agreement. At December 31, 1995, the Company's retained earnings available for dividends in 1996 is $4,710,000. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to a third party's security interests.

NOTE F--SELF INSURANCE

The Company is self-insured at its Huntington, West Virginia facility for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. The Company has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work-related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July 1996). Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specific dollar limits. At its Memphis, Tennessee facility, the Company is insured through a private carrier for medical care costs and workers' compensation claims. A liability has been established for those illnesses and injuries occurring on or before December 31, 1995, for which an amount of expected loss could be reasonably estimated. Costs and expenses for medical care and workers' compensation during the years ended December 31, 1995, 1994 and 1993 approximated $5,579,000, $4,815,000, and $5,144,000, respectively.

Under informal arrangements, the Company currently provides post-employment health care benefits to each person who becomes disabled, is not expected to return to the active work force and is not covered by another health insurance plan. The expected cost of such benefits is accrued in amounts which are reasonably estimable upon a determination that such costs are probable of occurring, and included in the costs and expenses for medical care and workers' compensation disclosed above. In contrast to the retiree health insurance commonly provided in the domestic steel industry, the Company offers no material postretirement employee health care or other benefit program subject to accounting under the provisions of Statement of Financial Accounting Standards No. 106--"Employers' Accounting for Postretirement Benefits Other Than Pensions," which became effective in 1993.

The Company is subject to federal and state environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal, and waste water effluents. Estimated costs to be incurred in connection with environmental matters are accrued when the prospect of incurring cost for testing or remedial action is deemed probable. Management is not aware of any asserted or unasserted claims or regulatory actions against the Company, and accordingly no provision for such matters has been reflected in the Company's financial statements.

NOTE G--STOCKHOLDERS' EQUITY

In February 1993, the Company completed the sale of 1,936,942 newly issued shares of its voting common stock resulting in net proceeds to the Company of $17,687,000. In addition, certain of the Company's stockholders, together with the Company's senior lender, simultaneously completed the sale of 2,663,058 shares of previously outstanding, but unregistered shares of the Company's common stock. The Company bore the entire costs of registering and issuing all of the shares of common stock, except for underwriters' commissions relative to the sale of the previously outstanding shares. The proceeds to the Company were used to voluntarily prepay its subordinated indebtedness, and provide approximately $9,057,000 of additional funds for general corporate purposes, of which $5,000,000 was used to voluntarily prepay a portion of the Company's senior debt.

In 1994 and 1995, the Company's Board of Directors authorized management to buy back up to 1,200,000 shares of its common stock from time to time. During 1995 the Company purchased 755,300 shares at a cost of $7,983,000.

On March 16, 1995, the Board of Directors adopted and the stockholders subsequently approved the Management Option Plan and the Director Option
Plan (Plans).   These plans provide that options to acquire shares of the
Company's Common Stock (Options) may be granted to officers, key employees and directors of the Company or its designated subsidiaries. Under the Plans, an option holder must be employed or be a director one year from the grant date to vest in the ability to exercise the option.

A summary of transactions in the plans are as follows:

                                                               1995
                                                              -------
Options granted during and outstanding at end of year         79,500

Option price                                                  $11 5/8


At December 31, 1995, under vesting provisions of the plans, no options were exercisable.

NOTE H--PROFIT-SHARING AND BONUS COSTS

The Company has bonus and retirement arrangements at its Huntington, West Virginia facility for both bargaining unit and non-bargaining unit employees which, in effect, are defined contribution profit-sharing plans qualified under Internal Revenue Code Section 501. The Company is required to contribute an amount equal to the lesser of $125 per bargaining unit employee per month or 17% of pre-tax profit, as defined, to a retirement trust for the future benefit of the union employees. The amount, if any, that 17% of pre-tax profits exceeds the retirement contribution, is required to be paid to the bargaining unit employees on a semi-annual basis as a cash bonus.

Substantially all non-bargaining unit employees of the Company are entitled to receive a semi-annual cash bonus equal to the amount paid to bargaining unit employees computed on a per employee basis. Additionally, the Company contributes an amount, equal to the lesser of 5% of non-bargaining wages or a lower percentage if 17% of pre-tax profits is less than the $125 per month per bargaining unit employee contribution, for the future retirement benefit of the non-bargaining unit employees.

Costs related to cash bonuses and amounts set aside for retirement benefits under the profit-sharing plans approximated $3,746,000 and $953,000 during 1995, $3,310,000 and $942,000 during 1994, and $2,890,000 and $888,000 during 1993. Contributions to the retirement accounts in 1995, 1994 and 1993 were $946,000, $937,000, and $870,000, respectively. The Company has complied with all funding requirements under the terms of the retirement trusts.

NOTE I--INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                         December 31
                                                       1995        1994
  Deferred tax assets--current:                     ----------------------
    Bad debt and sales allowances                    $   290     $   218
    Bonus accruals                                       554         459
    Self-insurance                                     1,685       1,671
    Other                                                727         307
  Total current deferred tax assets                    3,256       2,655
                                                    ---------    --------
  Deferred tax liabilities--current:
    Inventory costing                                    146         512
                                                    ---------   ---------
  Net deferred tax assets--current                   $ 3,110     $ 2,143
                                                    =========   =========
  Deferred tax liabilities--noncurrent:
    Differences in basis of fixed assets
      arising from purchase accounting
      and accelerated depreciation                   $ 8,005     $ 7,728
                                                    ---------   ---------
  Total long-term deferred tax liabilities            $8,005      $7,728
                                                    =========   =========

The provision for income taxes consists of the following (in thousands):


                                              Year Ended December 31
                                        1995           1994           1993
                                     -----------------------------------------
  Federal--current                     $5,916         $5,061         $3,916
  Federal--deferred                      (639)           (16)            68
  State--current                        1,027            702          1,165
  State-deferred                          (51)           (85)             7
                                     ----------     ----------     ----------
                                       $6,253         $5,662         $5,156
                                     ==========     ==========     ==========


A reconciliation of statutory federal income tax rates to the Company's effective income tax rates is as follows:

                                               Year Ended December 31
                                             1995       1994       1993
                                           ------------------------------
     Federal statutory tax rate              35.0%      35.0%      35.0%
     State income tax provision net
       of federal tax benefits                4.0        2.8        6.2
     Amortization of goodwill                 1.3        1.4        1.6
     Other, net                               (.5)       0.0        (.9)
                                           --------   --------   --------
     Effective income tax rate               39.8%      39.2%      41.9%
                                           ========   ========   ========



Income taxes paid approximated $7,254,000, $6,307,000, and $5,284,000 during the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE J--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994:

                                              Three Months Ended
                              December 31    September 30    June 30    March 31
                              --------------------------------------------------
                                   (In thousands, except per share amounts)
1995
----
Net Sales                        $32,249       $32,551       $31,641     $32,900
Cost of goods sold                26,800        26,789        26,043      27,559
Net income                         2,307         2,449         2,513       2,195
Net income per common share          .36           .37           .36         .31


1994
----
Net sales                        $30,351       $34,106       $31,410     $28,362
Cost of goods sold                25,435        28,630        26,146      23,116
Net income                         2,026         2,160         2,480       2,128
Net income per common share          .29           .30           .35         .30


Primary and fully dilutive per share amounts are the same. Per share amounts in 1995 are based upon weighted average number of shares outstanding for the quarters ended March 31, June 30, September 30, and December 31 of 7,091,360, 6,951,693, 6,630,260 and 6,455,193, respectively.
Per share amounts in 1994 are based upon 7,091,360 weighted average number of shares outstanding for all quarters.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             Steel of West Virginia, Inc.


                                                               December 31
CONDENSED BALANCE SHEETS (000'S)                           1995          1994
                                                        ------------------------
CURRENT ASSETS
   Cash                                                  $     0       $    13

NONCURRENT ASSETS
   Investments in and advances to
     wholly-owned subsidiaries                            55,171        53,762

   Other assets                                              294           165
                                                        ----------    ----------
            TOTAL ASSETS                                 $55,465       $53,940
                                                        ==========    ==========

LIABILITIES
  Accrued payroll and benefits payable                   $     0       $     6
  Other liabilities                                           50             0
                                                        ----------    ----------
            TOTAL LIABILITIES                                 50             6


EQUITY
  Common Stock                                                71            71
  Paid-in Capital                                         26,597        26,597
  Treasury Stock                                          (7,983)            0
  Retained Earnings                                       36,730        27,266
                                                        ----------    ----------

            TOTAL EQUITY                                  55,415        53,934
                                                        ----------    ----------

            TOTAL LIABILITIES AND EQUITY                 $55,465       $53,940
                                                        ==========    ==========



                                                   Year Ended December 31
CONDENSED STATEMENT OF INCOME (000'S)           1995         1994        1993
                                             -----------------------------------
REVENUES
   Interest Income                            $   198      $   212     $   237

EXPENSES
   Amortization                                    61           81          81
   Administrative                                  33           91           0
                                             ----------   ----------   ---------
Income before income taxes
   and equity in undistributed
   earnings of wholly-owned
   subsidiaries                                   104           40         156

                                                   32           15          42
Income taxes                                 ----------   ----------   ---------

Income before equity in
  undistributed earnings of wholly-owned
  subsidiaries                                     72           25         114


Equity in undistributed earnings of
  wholly-owned subsidiaries                     9,392        8,769       7,022
                                             ----------   ----------   ---------

NET INCOME                                    $ 9,464      $ 8,794     $ 7,136

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)
             Steel of West Virginia, Inc.


                                                      Year Ended December 31
CONDENSED STATEMENT OF CASH FLOWS (000'S)         1995        1994        1993
                                                --------------------------------
CASH (USED FOR) PROVIDED BY OPERATIONS           $   (13)    $   127    $     0

 Investment activities:
    Investment in Steel Ventures, Inc.                 0         (23)         0
    Investment in Marshall Steel, Inc.                 0           0     (1,000)
                                                ----------  ----------  --------
       CASH (USED FOR) INVESTMENT ACTIVITIES           0         (23)    (1,000)



 Financing activities:
    Advances from subsidiaries                     7,983         (91)         0
    Advances to subsidiaries                           0                (16,687)
    Purchase of treasury stock                    (7,983)          0          0
    Proceeds from sale of common stock                 0           0     17,687
                                                ----------  ----------  --------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES       0         (91)     1,000



 (DECREASE) INCREASE IN CASH                         (13)         13          0
 Cash, beginning of year                              13           0          0
                                                ----------  ----------  --------
                          CASH, END OF YEAR      $     0      $   13       $  0
                                                ==========  ==========  ========


See note to condensed financial statements of registrant.

NOTE A TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

Basis of Presentation:  The investments in wholly owned subsidiaries are
---------------------
stated at cost plus equity in undistributed earnings of those subsidiaries. Parent company only statements should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Guarantee:  The Company serves as Guarantor for all of the indebtedness
---------
incurred by its wholly owned subsidiary, SWVA, Inc. under the terms of a senior credit agreement dated December 30, 1986, as amended and more fully described in Note E to the Company's consolidated financial statements. At December 31, 1995, the total amount outstanding under the terms of this agreement was $17,562,000. The primary source of funds for any regular dividends declared by the Company is dividends received from its subsidiaries. SWVA, Inc.'s lending agreement limits the amount of dividends it may pay to the Company to 50% of its net income for the preceding year, subject to further limitations relating to minimum levels of SWVA, Inc. working capital and net worth. At December 31, 1995, the Company's retained earnings available for dividends in 1996 is $4,710,000.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        Steel of West Virginia, Inc.


                 BALANCE AT     CHARGED TO     CHARGED      DEDUC-      BALANCE
                 BEGINNING       COSTS AND     TO OTHER     TIONS      AT END OF
  DESCRIPTION    OF PERIOD       EXPENSES      ACCOUNTS      (1)         PERIOD
-------------- -------------- ------------- ------------- ----------- ----------
                                             (000'S)

 Year ended December 31, 1995:


 ALLOWANCE FOR       $350            $55                                   $405
   BAD DEBTS



 Year ended December 31, 1994:


 ALLOWANCE FOR       $318            $32                                   $350
   BAD DEBTS



 Year ended December 31, 1993:


 ALLOWANCE FOR       $300            $18                                   $318
   BAD DEBTS


(1) - Accounts receivable charged against the allowance