Form 10-Q
period 1996-03-31
STEEL OF WEST VIRGINIA INC
filed 1996-04-29
CIK 820960

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996
                              -----------------------------------



                                       OR

[X]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996, is as follows:


     5,986,060 shares of common stock, par value $.01 per share.

                          STEEL OF WEST VIRGINIA, INC.
                                AND SUBSIDIARIES



                                      INDEX

                                                                           Page
                                                                          Number


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of                                    3
     March 31, 1996 and December 31, 1995


Condensed Consolidated Statements of Income for                                4
     the Three-Month Periods Ended March 31, 1996
     and March 31, 1995


Condensed Consolidated Statements of Cash Flows                                5
     for the Three-Month Periods Ended
     March 31, 1996 and March 31, 1995

Notes to Condensed Consolidated Financial Statements                           6


Item 2.  Management's Discussion and Analysis of                               9
        Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     12

PART I.  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED BALANCE SHEETS
STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)
                                             March 31     December 31

                                               1996           1995
                                           ------------   -----------
 ASSETS
 CURRENT ASSETS

      Cash                                      $   171       $   100
      Receivables, net of allowances of $976
           and $692                              11,757        13,148
      Inventories                                19,145        17,095

      Deferred income taxes                       3,110         3,110
      Other current assets                          576         1,021
                         TOTAL CURRENT ASSETS    34,759        34,474
                                                -------       -------

 Property, plant, and equipment                  37,510        40,807
 Goodwill                                        18,964        19,134
 Other assets                                       659           708
                                                -------       -------
                                 TOTAL ASSETS   $91,892       $95,123
                                                =======       =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
      Overdraft                                 $     0       $   647

      Accounts payable                            3,584         5,045
      Accrued payroll and benefits payable        5,698         5,240
      Income taxes payable                          129           117

      Other current liabilities                   1,538         2,026
      Current maturities of long-term debt        6,184         5,885
                                                -------       -------
                    TOTAL CURRENT LIABILITIES    17,133        18,960


 Long-term debt                                  14,034        11,978
 Deferred income taxes                            8,005         8,005
 Other long-term liabilities                        791           765
                                                -------       -------
                            TOTAL LIABILITIES    39,963        39,708


 STOCKHOLDERS' EQUITY
      Common stock, $.01 par value:
 12,000,000

        voting shares authorized, 7,091,360          71            71
          issued and outstanding
      Paid-in capital                            26,597        26,597
        Treasury stock                          (11,483)       (7,983)

      Retained earnings                          36,744        36,730
                                                -------       -------
                   TOTAL STOCKHOLDERS' EQUITY    51,929        55,415
                                                -------       -------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $91,892       $95,123
                                                =======       =======

NOTE: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except per share amounts)

                                               Three Months
                                             Ended   March 31
                                              1996      1995
                                            ------------------

Net sales                                   $26,647   $32,900
Cost of sales                                23,240    27,559
                                            -------   --------
      GROSS PROFIT                            3,407     5,341


Selling and administrative expenses           1,168     1,398
Other operating expense (income)              1,851       (42)
                                            -------   --------
      OPERATING INCOME                          388     3,985

Interest expense                                365       386
                                            -------   --------

       INCOME BEFORE INCOME TAXES                23     3,599

Income Taxes                                      9     1,404
                                            -------   --------

      NET INCOME                            $    14   $ 2,195
                                            =======   =======
NET INCOME PER COMMON SHARE,

   based on 6,134,393 and
   7,091,360 shares of common
   stock and equivalents
   outstanding during 1996
   and 1995.                                   $.00      $.31
                                               ====      ====

          See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES


(In thousands)



                                              Three Months Ended

                                                     March 31
                                                 1996        1995
                                            -----------------------
 CASH FROM OPERATIONS                       $     2,509  $     712


 INVESTMENT ACTIVITIES
    Additions to property, plant,
      and equipment                                (646)      (691)


 FINANCING ACTIVITIES
    Revolving credit loan                         3,826         (2)
    Long-term debt repayments                    (1,471)    (1,215)

      Purchase of treasury stock                 (3,500)         0
                                               --------   --------
                                                 (1,145)    (1,217)
                                               --------   --------
    INCREASE (DECREASE) IN CASH             $       718  $  (1,196)
                                            ===========  =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES


March 31, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Steel of West Virginia, Inc. (the Company) and its wholly-owned subsidiaries SWVA, Inc. and Marshall Steel, Inc. Such condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net income per common share is calculated based on the 6,134,393 and 7,091,360 weighted average number of common stock equivalents outstanding during the quarters ended March 31, 1996 and 1995, respectively. The effect of the Company's Option Plans on the earnings per share calculation was anti-dilutive in the first quarter of 1996.


NOTE B--INVENTORIES

Inventories consist of the following (in thousands):

                                                    March 31      December 31
                                                      1996           1995
                                                  ------------   -----------


               Raw materials                           $ 1,739     $ 2,013
               Work-in-process                           7,031       6,089
               Finished goods                           12,068       10,633
               Manufacturing supplies                    3,119       3,288
                                                       -------     -------

                                                        23,957      22,023
               Less LIFO reserve                         4,812       4,928
                                                       -------     -------

                                                       $19,145     $17,095
                                                       =======     =======


Annually, at the end of each year, management determines inventory levels based on the taking of a physical inventory. The amount of inventories at March 31, 1996, has been determined based upon inventory levels indicated by perpetual inventory accounting records. In addition, an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be
                                        6
based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.


NOTE C--CREDIT ARRANGEMENTS

The Company entered into a senior financing agreement on December 30, 1986, as subsequently amended, that provides for revolving credit borrowings and term loans. During 1994, the Company amended its senior credit agreement to permit the Company to borrow $6 million in 1994 under a new "Capital Expenditure Line" of credit, and extend the term of the revolving credit line to January 1, 1998. The loan amendment also enabled the Company to reduce the interest rates on its existing revolving credit line and term loans outstanding from the greater of 7% or 3/4% over prime and the greater of 7% or 1% over prime, respectively, to the Chemical Bank prime rate or LIBOR plus 1-3/4%; and reduce the annual revolving credit line commitment fee from 1/2% to 1/8% of the unused balance. In addition, the amendment permits the Company to convert up to $7 million of its indebtedness to a fixed interest rate. On February 28, 1996, the Company amended its senior credit agreement to increase the revolver availability to $15,000,000. The senior credit agreement may be terminated by the Company or, on or after January 1, 1998 and upon 90 days written notice, by the lender.

Amounts outstanding under the term loan portion of the senior financing agreement are scheduled to be repaid in remaining quarterly principal installments totaling as follows: 1996--$3,750,000; 1997--$1,547,050. The
Capital Expenditure Line portion of the loan agreement is required to be repaid in quarterly principal installments of $215,000, with a final principal payment of $195,000 on October 1, 2001. As of March 31, 1996, the revolving credit line loan balance was $9,700,000 and the unused borrowing availability approximated $5,300,000.

The Company's senior lending agreement contains various restrictive covenants, including that the Company must maintain specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited to the annual amounts set forth in the agreement. At March 31, 1996, the Company's retained earnings available for dividends in 1996 was $4,710,000. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to a third party's security interests.

NOTE D--COMMITMENTS AND CONTINGENCIES

The Company is principally self-insured for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specified dollar limits. The Company also has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July 1996). A liability has been established for those illnesses and injuries occurring on or before March 31, 1996, for which an amount of expected loss could be reasonably estimated.

NOTE E--STOCKHOLDERS' EQUITY

In June 1995 the Company's shareholders approved the Steel of West Virginia, Inc. 1995 Employee Stock Option Plan and the 1995 Non-Employee Director Stock Option Plan. Under these Plans, options to acquire 79,500 shares have been granted and outstanding under the Plans at March 31, 1996, and can be exercised commencing April 1, 1996 at an option price of $11 5/8. In October 1995, the Financial Accounting Standards Board issued Statement No. 123 - "Accounting for Stock-Based Compensation," effective in 1996. As permitted by this statement, the Company intends to continue its present accounting practice of recognizing compensation expense related to stock options using the "intrinsic method." Under this method, compensation expense is recognized on the first date that both the number of shares the employee is entitled to receive and the exercise price are known, in an amount equivalent to the excess of the market value over the exercise price. The Company is required to provide additional disclosures regarding the stock-based compensation plans, including pro-forma disclosures of net income and earnings per share as if the "fair value" method of accounting for stock-based compensation and been applied, and the Company plans to include these required disclosures in its 1996 Annual Report.

As of March 31, 1996 the Company has purchased 1,105,000 shares of the authorized 1,200,000 shares at a total cost of $11,483,000, including 350,000 shares acquired during the first quarter of 1996. Subsequent to March 31, 1996, the Board of Directors authorized an increase in the number of the Company's shares that can be purchased, permitting the Company to acquire up to 1,700,000 shares.

NOTE F--FIXED ASSET IMPAIRMENT

During the first quarter of 1996, the Company determined that certain cut-to-length equipment utilized in one of the Company's production lines was not performing up to expectations and the decision to replace the equipment was made. Based upon this indication of impairment, the Company recorded a $1,862,000 charge against operations, included in other operating expense, equivalent to the net book value of the equipment less its estimated salvage value. The replacement equipment is expected to reduce the cost of cutting steel and improve product quality.

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Sales

Net sales decreased 19.0% in the first quarter of 1996 to $26,647,000 down $6,253,000 from $32,900,000 for the first quarter of 1995, primarily as a result of weakness in certain of the industries that the Company serves, the most significant of which being the truck trailer industry. Finished tonnage sales decreased to 40,386 tons in the first quarter of 1996 from 44,986 tons for the first quarter of 1995. Billet sales decreased to 1,145 tons for the first quarter of 1996 from 10,407 tons in the first quarter of 1995.

Cost of Sales

Cost of sales increased to 87.2% of net sales or $23,240,000 for the first quarter of 1996 from 83.8% of net sales or $27,559,000 for the first quarter of 1995. The percent increase in cost of goods sold was principally due to lower sales coupled with higher costs for natural gas, medical care, warehousing, maintenance and labor along with lower product yields.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 1996 were $1,168,000 as compared to $1,398,000 for the first quarter of 1995. The expense for the first quarter of 1995 included a $200,000 charge for costs associated with a discontinued acquisition of another steel company. As a percentage of net sales, selling and administrative expense was 4.4% in the first quarter of 1996 and 4.2% for the comparable period in 1995.

Other Operating Expense (Income)

Other operating expense (income) for the first quarter of 1996 was $1,851,000 of expense, compared to $42,000 of income for the first quarter of 1995. Other operating expense increased primarily due to the recognition of the estimated loss on the disposal of certain equipment that is being replaced by new equipment.

Interest Expense

Interest expense for the first quarter of 1996 was 1.4% of net sales or $365,000, as compared to 1.2% of net sales or $386,000 for the first quarter of 1995. Interest expense decreased primarily as a result of lower interest rates.

Net Income

Net income for the first quarter of 1996 decreased by $2,181,000 (99.4%) to $14,000 from $2,195,000 for the first quarter of 1995. This was principally due to the significant charge to recognize the impairment of certain equipment, higher operating costs and lower sales. As a percentage of net sales, net income was 0.0% in the first quarter of 1996 and 6.7% for the first quarter of 1995. In light of the downturn in sales, the Company reduced the workforce by approximately 11% late in the quarter, and expects to make further reductions in the workforce and management personnel.

Liquidity and Sources of Capital

The Company's primary ongoing cash needs are for working capital requirements, debt service and capital expenditures. The three present sources for the Company's liquidity needs are internally generated funds, a capital expenditure term loan line, and the Company's revolving credit facility, which the Company anticipates will be sufficient for its ongoing cash needs. Working capital at the end of the first quarter of 1996 was $17,626,000, compared to $15,514,000 at the end of the prior fiscal year. This increase in working capital was due primarily to working capital provided by operations. The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 annually over the next several years. In addition, from time to time, the Company evaluates discretionary capital expenditures and acquisition opportunities. Any such expenditure would be subject to availability of funds and approval by the Company's Board of Directors.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



DATED:  April 29, 1996                       STEEL OF WEST VIRGINIA, INC.
                                           -------------------------------
                                           (Registrant)


                                           /s/ Timothy R. Duke
                                           --------------------------------
                                           Timothy R. Duke, Vice President,
                                           Treasurer and Chief Financial
                                             Officer

                                Exhibit - 11.1
                    Computation of Earnings Per Share Data


    The following formulas were used to calculate the earnings per share data shown in the Consolidated Statements of Income and Retained Earnings for the

quarter ended March 31, 1996 and March 31, 1995 included in this Report.



                                 Calculation
                                 -----------


Year Ended
- ----------

March 31, 1996      Net Income        Net Income        = $   14,000  = $ .00
                                 -----------------------  ----------
                    per common   Weighted average shares    6,134,393
                    share        of Common Stock for the
                                 period



March 31, 1995      Net Income        Net Income        = $2,195,000  = $ .31
                                 -----------------------  ----------
                    per common   Weighted average shares   7,091,360
                    share        of Common Stock for the
                                 period

For purposes of calculating earnings per share, there were 6,134,393 and 7,091,360 weighted number of common shares outstanding during the three month periods ending March 31, 1996 and 1995. Effective April 1, 1995, the Company granted options of 79,500 shares of common stock. As of March 31, 1996, these common stock equivalents are not included in the earnings per share calculation as they have an anti-dilutive effect.