Form 10-Q
period 1996-06-30
STEEL OF WEST VIRGINIA INC
filed 1996-08-13
CIK 820960

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                              -----------------------


                                      OR

|_|               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                     Commission file number     0-16254

                        Steel of West Virginia, Inc.
            (Exact name of registrant as specified in its charter)

            Delaware                                       55-0684304
  (State or other jurisdiction                           I.R.S. Employer
of incorporation or organization)                       Identification No.

           17th Street and 2nd Avenue, Huntington, West Virginia 25703
               (Address of principal executive offices, Zip Code)

                                 (304) 696-8200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              YES  X       NO
                                 ----        ----

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996, is as follows:

      5,986,060 shares of common stock, par value $.01 per share.

                         STEEL OF WEST VIRGINIA, INC.
                               AND SUBSIDIARIES


                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of                                  3
      June 30, 1996 and December 31, 1995

Condensed Consolidated Statements of Income for                              4
      the Three-Month and Six-Month Periods Ended June 30, 1996
      and June 30, 1995

Condensed Consolidated Statements of Cash Flows                              5
      for the Three-Month and Six-Month Periods Ended
      June 30, 1996 and June 30, 1995

Notes to Condensed Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of                             9
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 6.  Exhibits and Reports on Form 8-K                                   11

PART I.  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED BALANCE SHEETS
STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)
                                                       June 30       December 31
                                                         1996            1995
                                                      ---------        ---------
ASSETS
CURRENT ASSETS
     Cash                                               $   100         $   100
     Receivables, net of allowances of $661
         and $692                                        10,379          13,148
     Inventories                                         17,309          17,095
     Deferred income taxes                                3,110           3,110
     Other current assets                                   176           1,021
                                                      ---------       ---------
                               TOTAL CURRENT ASSETS      31,074          34,474

Property, plant, and equipment                           36,891          40,807
Goodwill                                                 18,793          19,134
Other assets                                                624             708
                                                      ---------       ---------
                                       TOTAL ASSETS     $87,382         $95,123
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Overdraft                                          $   857         $   647
     Accounts payable                                     3,086           5,045
     Accrued payroll and benefits payable                 4,368           5,240
     Income taxes payable (refundable)                     (93)             117
     Other current liabilities                            1,672           2,026
     Current maturities of long-term debt                 4,934           5,885
                                                      ---------       ---------
                          TOTAL CURRENT LIABILITIES      14,824          18,960

Long-term debt                                           11,215          11,978
Deferred income taxes                                     8,005           8,005
Other long-term liabilities                                 791             765
                                                      ---------       ---------
                                  TOTAL LIABILITIES      34,835          39,708

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value: 12,000,000
         voting shares authorized, 7,091,360
         issued and outstanding                              71              71
     Paid-in capital                                     26,597          26,597
     Treasury stock                                     (11,483)         (7,983)
     Retained earnings                                   37,362          36,730
                                                      ---------       ---------
                         TOTAL STOCKHOLDERS' EQUITY      52,547          55,415
                                                      ---------       ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $87,382         $95,123
                                                      =========       =========

NOTE:      The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except per share amounts)


                                            Three Months Ended      Six Months Ended
                                                 June 30                June 30
                                             1996        1995       1996       1995
                                           --------------------   --------------------
Net sales                                   $23,797     $31,641    $50,444     $64,541
Cost of sales                                21,429      26,043     44,669      53,601
                                            -------     -------    -------     -------
     GROSS PROFIT                             2,368       5,598      5,775      10,940

Selling and administrative expenses             987       1,295      2,155       2,693
Other operating expense (income)               (103)       (192)     1,749        (233)
                                            -------     -------    -------     -------
     OPERATING INCOME                         1,484       4,495      1,871       8,480

Interest expense                                343         412        708         798
                                            -------     -------    -------     -------

     INCOME BEFORE INCOME TAXES               1,141       4,083      1,163       7,682

Income Taxes                                   (523)     (1,570)      (532)     (2,974)
                                            -------     -------    -------     -------

     NET INCOME                             $   618     $ 2,513    $   631     $ 4,708
                                            =======     =======    =======     =======


NET  INCOME PER COMMON SHARE, based
     on  5,986,923   and  6,060,658
     weighted   average  shares  of
     common    stock    outstanding
     during  the three  months  and
     six months ended June 30, 1996
     and  6,951,693  and  7,021,527
     weighted   average  shares  of
     common    stock    outstanding
     during  the three  months  and
     six months ended June
     30, 1995.                                 $.10        $.36       $.10        $.67
                                               ====        ====       ====        ====




See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands)



                                         Three Months Ended    Six Months Ended
                                             June 30               June 30
                                         1996        1995      1996       1995
                                       --------------------  -------------------

CASH FROM OPERATIONS                   $ 3,939    $   915    $ 6,448    $ 1,627

INVESTMENT ACTIVITIES
   Additions to property, plant,
     and equipment                        (798)    (1,313)    (1,444)    (2,004)

FINANCING ACTIVITIES
   Revolving credit loan                (2,598)     3,810      1,228      3,808
   Long-term debt repayments            (1,471)    (1,215)    (2,942)    (2,430)
   Purchase of treasury stock                0     (2,590)    (3,500)    (2,590)
                                       -------    -------    -------    -------
                                        (4,069)         5     (5,214)    (1,212)
                                       -------    -------    -------    -------

  INCREASE (DECREASE) IN CASH          $  (928)   $  (393)   $  (210)   $(1,589)
                                       =======    =======    =======    =======




See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

June 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Steel of West Virginia, Inc. (the Company) and its wholly-owned subsidiaries SWVA, Inc. and Marshall Steel, Inc. Such condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):
                                           June 30               December 31
                                            1996                    1995
                                            ----                    ----
         Raw materials                    $ 2,465                 $ 2,013
         Work-in-process                    5,883                   6,089
         Finished goods                     9,894                  10,633
         Manufacturing supplies             3,242                   3,288
                                          -------                 -------
                                           21,484                  22,023
         Less LIFO reserve                  4,175                   4,928
                                          -------                 -------
                                          $17,309                 $17,095
                                          =======                 =======

Annually, at the end of each year, management determines inventory levels based on the taking of a physical inventory. The amount of inventories at June 30, 1996, has been determined based upon inventory levels indicated by perpetual inventory accounting records. In addition, an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE C--CREDIT ARRANGEMENTS

The Company entered into a senior financing agreement on December 30, 1986, as subsequently amended, that provides for revolving credit borrowings and term loans. The interest rates on its existing revolving credit line and term loans outstanding vary from the Chemical Bank prime rate or LIBOR plus 1-3/4%; and the annual revolving credit line commitment fee is 1/8% of the unused balance. The Company is permitted to convert up to $7 million of its indebtedness to a fixed interest rate. On February 28, 1996, the Company amended its senior credit agreement to increase the revolver availability to $15,000,000. The senior credit agreement may be terminated by the Company or, on or after January 1, 1998 and upon 90 days written notice, by the lender.

Amounts outstanding under the term loan portion of the senior financing agreement are scheduled to be repaid in remaining quarterly principal installments totaling as follows: 1996--$2,500,000; 1997--$1,547,050. The
"Capital Expenditure Line" term loan portion of the loan agreement is required to be repaid in quarterly principal installments of $215,000, with a final principal payment of $195,000 on October 1, 2001. As of June 30, 1996, the revolving credit line loan balance was $7,102,000 and the unused borrowing availability approximated $7,898,000.

The Company's senior lending agreement contains various restrictive covenants, including that the Company must maintain specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited to the annual amounts set forth in the agreement. At June 30, 1996, the Company's retained earnings available for dividends in 1996 was $4,710,000. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to a third party's security interests.

NOTE D--COMMITMENTS AND CONTINGENCIES

The Company is principally self-insured for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specified dollar limits. The Company also has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July 1996). A liability has been established for those illnesses and injuries occurring on or before June 30, 1996, for which an amount of expected loss could be reasonably estimated.

NOTE E--STOCKHOLDERS' EQUITY

In June 1995, the Company's shareholders approved the Steel of West Virginia, Inc. 1995 Employee Stock Option Plan and the 1995 Non-Employee Director Stock Option Plan. Under these Plans, as of June 30, 1996, options to acquire 79,500 shares, exercisable at an option price of $11 5/8, have been granted and are outstanding. In addition, options to acquire 8,000 shares, at an option price of $9 a share, have been granted and can be exercised commencing April 1, 1997.

In May 1996, the Company's shareholders voted to approve an amendment to the Steel of West Virginia, Inc. 1995 Non-Employee Director Stock Option Plan, to provide for the awarding of shares of the Company's Common Stock in payment of a portion of the compensation payable to certain outside directors for their services as directors.

Net income per common share is calculated based on 5,986,923 and 6,060,658 weighted average shares of common stock outstanding during the three months and six months ended June 30, 1996 and 6,951,693 and 7,021,527 weighted average shares of common stock outstanding during the three months and six months ended June 30, 1995. The effect of the Company's stock option plans was anti-dilutive for all periods presented.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation," effective in 1996. As permitted by this statement, the Company intends to continue its present accounting practice of recognizing compensation expense related to stock options using the "intrinsic method." Under this method, compensation expense, if any, is recognized on the measurement date that both the number of shares the employee is entitled to receive and the exercise price are known, in an amount equivalent to the excess of the market value over the exercise price. The Company is required to provide additional disclosures regarding the stock-based compensation plans, including pro-forma disclosures of net income and earnings per share as if the "fair value" method of accounting for stock-based compensation and been applied, and the Company plans to include these required disclosures in its 1996 Annual Report.

As of June 30, 1996 the Company has repurchased 1,105,000 shares at a total cost of $11,483,000.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Net Sales

Net sales decreased 24.8% in the second quarter of 1996 to $23,797,000 down $7,844,000 from the second quarter of 1995, primarily as a result of weakness in certain of the industries that the Company serves, the most significant of which being the truck trailer industry. The Company does not see any significant improvement in its market demand in the near term. Finished tonnage sales decreased to 35,421 tons in the second quarter of 1996 from 45,485 tons for the second quarter of 1995. Billet sales decreased to 1,189 tons for the second quarter of 1996 from 2,607 tons in the second quarter of 1995.

Net sales for the six months ended June 30, 1996 decreased 21.8% to $50,444,000 from $64,541,000 for the comparable period in 1995, primarily as a result of weakness in certain of the industries that the Company serves, the most significant of which being the truck trailer industry. Finished tonnage sales decreased to 75,808 tons for the six months ended June 30, 1996 from 90,472 tons for the comparable period in 1995. Billet sales decreased to 2,334 tons for the same period in 1996, from 13,014 tons for the comparable period in 1995.

Cost of Sales

Cost of sales increased to 90.0% of net sales or $21,429,000 for the second quarter of 1996 from 82.3% of net sales or $26,043,000 for the second quarter of 1995. The percent increase in cost of goods sold is principally due to lower production efficiencies and yields, in addition to fixed costs being a higher component of costs of goods sold due to lower sales and production levels.

Cost of sales for the six months ended June 30, 1996 increased to 88.6% of net sales or $44,669,000 from 83.0% of net sales or $53,601,000 for the comparable period in 1995. This increase in costs of goods sold was principally due to higher costs for utilities, medical care, warehousing, maintenance and labor, lower production efficiencies and yields, in addition to fixed costs being a higher component of costs of goods sold due to lower sales and production levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the second quarter of 1996 were $987,000, as compared to $1,295,000 for the second quarter of 1995. This decrease was due primarily to lower salaries. As a percentage of net sales, selling and administrative expense was 4.1% in the second quarter of 1996 and 1995.

Selling, general, and administrative expenses for the six month period ended June 30, 1996 were $2,155,000, compared to $2,693,000 for the comparable period in 1995. The expense for the first quarter of 1995 included a $200,000 charge for costs associated with a discontinued acquisition of another steel company. As a percentage of net sales, selling and administrative expense was 4.3% in the six month period ended June 30, 1996, compared to 4.2% for the comparable period in 1995.

Other Operating Expense (Income)

Other operating expense (income) for the second quarter of 1996 was $103,000 of income, compared to $192,000 of income for the second quarter of 1995.

Other operating expense (income) for the six months ended June 30, 1996 was $1,749,000 of expense, compared to $233,000 of income for the comparable period in 1995. Other operating expense increased primarily due to the recognition of the estimated loss on the disposal of certain equipment that is being replaced by new equipment.

Interest Expense

Interest expense for the second quarter of 1996 was $343,000, compared to $412,000 for the second quarter of 1995. As a percentage of net sales, interest expense was 1.4% in the second quarter of 1996, compared to 1.3% for the second quarter of 1995.

Interest expense for the six months ended June 30, 1996 was $708,000, compared to $798,000 for the comparable period in 1995. As a percentage of net sales, interest expense was 1.4% in the six month period ended June 30, 1996, compared to 1.2% for the comparable period in 1995.

Net Income

Net income for the second quarter of 1996 decreased by $1,895,000 to $618,000 from $2,513,000 for the second quarter of 1995. This decrease was principally due to the reduction in operating income. As a percentage of net sales, net income was 2.6% for the first quarter of 1996, compared to 7.9% for the second quarter of 1995.

Net income for the six months ended June 30, 1996 was $631,000, compared to $4,708,000 for the comparable period in 1995. This decrease was due to the significant charge to recognize the impairment of certain equipment, higher operating costs and lower sales. As a percentage of net sales, net income was 1.3% in the six month period ended June 30, 1996, compared to 7.3% for the comparable period in 1995.

Liquidity and Sources of Capital

The Company's primary ongoing cash needs are for working capital requirements, debt service and capital expenditures. The three present sources for the Company's liquidity needs are internally generated funds, a capital expenditure term loan line, and the Company's revolving credit facility, which the Company anticipates will be sufficient for its ongoing cash needs. Working capital at the end of the second quarter of 1996 was $16,250,000, compared to $15,514,000 at the end of the prior fiscal year. This increase in working capital was due primarily to working capital provided by operations. The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 annually over the next several years. In addition, from time to time, the Company evaluates discretionary capital expenditures and acquisition opportunities. Engineering studies are underway in connection with the Company moving forward with phase II of the modernization and expansion program that was started in late 1993. The phase II project is expected to include new rolling stands, a reheat furnace, and miscellaneous equipment enhancements. Any such expenditure would be subject to availability of funds and approval by the Company's Board of Directors.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 23, 1996, for which proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, the stockholders elected five directors, each for a term of one year. The tabulation of the votes cast for each nominee for director was as follows:

Name of Nominee               Voted For
- ---------------               ---------

Stephen A. Albert             5,197,229
Robert L. Bunting, Jr.        5,199,529
Albert W. Eastburn            5,196,429
Daniel N. Pickens             5,198,879
Paul E. Thompson              5,194,329

At the Annual Meeting of Stockholders, the stockholders also approved the following:

(i) an Amendment to the Steel of West Virginia, Inc. 1995 Non-Employee Director Stock Option Plan, to provide for the awarding of shares of the Company's Common Stock in payment of a portion of the compensation payable to certain outside directors for their services as directors, by a vote of 4,834,751 shares in favor, 60,157 shares against and 315,171 shares abstained; and

(ii) the appointment of Ernst & Young as independent auditors, by a vote of 5,208,705 shares in favor, 824 shares against and 550 shares abstained.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.25 Collective Bargaining Agreement, dated June 10, 1996, between SWVA and the United Steelworkers of America, AFL-CIO.

      11.1           Computation of Earnings Per Share Data.

(b)   Reports on Form 8-K

      None

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




DATED:  August 6, 1996                       STEEL OF WEST VIRGINIA, INC.
                                           ------------------------------
                                           (Registrant)




                                            /s/ Timothy R. Duke
                                           ------------------------------
                                           Timothy R. Duke, Vice President,
                                             Treasurer and Chief Financial
                                               Officer