Form 10-Q
period 1996-09-30
STEEL OF WEST VIRGINIA INC
filed 1996-11-14
CIK 820960

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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


                           YES  X       NO___

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996, is as follows:

           5,986,060 shares of common stock, par value $.01 per share.

                          STEEL OF WEST VIRGINIA, INC.
                                AND SUBSIDIARIES


                                      INDEX

                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of                                 3
         September 30, 1996 and December 31, 1995

Condensed Consolidated Statements of Income for                             4
         the Three-Month and Nine-Month Periods Ended
         September 30, 1996 and September 30, 1995

Condensed Consolidated Statements of Cash Flows                             5
         for the Three-Month and Nine-Month Periods Ended
         September 30, 1996 and September 30, 1995

Notes to Condensed Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of                            9
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  11

PART I.  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED BALANCE SHEETS
STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)


                                                                               September 30         December 31
                                                                                   1996                1995
                                                                                -----------         -----------
ASSETS
CURRENT ASSETS
     Cash                                                                        $      0           $    100
     Receivables, net of allowances of $760
            and $692                                                                9,700             13,148
     Inventories                                                                   15,541             17,095
     Deferred income taxes                                                          3,110              3,110
     Other current assets                                                             112              1,021
                                                                                 --------           --------
                                                       TOTAL CURRENT ASSETS        28,463             34,474

Property, plant, and equipment                                                     38,811             40,807
Goodwill                                                                           18,623             19,134
Other assets                                                                          337                708
                                                                                 --------           --------
                                                               TOTAL ASSETS      $ 86,234           $ 95,123
                                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Overdraft                                                                   $    419           $    647
     Accounts payable                                                               4,930              5,045
     Accrued payroll and benefits payable                                           3,670              5,240
     Income taxes payable                                                             225                117
     Other current liabilities                                                      1,182              2,026
     Current maturities of long-term debt                                           3,684              5,885
                                                                                 --------           --------
                                                  TOTAL CURRENT LIABILITIES        14,110             18,960

Long-term debt                                                                     10,771             11,978
Deferred income taxes                                                               8,005              8,005
Other long-term liabilities                                                           793                765
                                                                                 --------           --------
                                                          TOTAL LIABILITIES        33,679             39,708

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value: 12,000,000
       voting shares authorized, 7,091,360
             issued and outstanding                                                    71                 71
     Paid-in capital                                                               26,597             26,597
     Treasury stock                                                               (11,483)            (7,983)
     Retained earnings                                                             37,370             36,730
                                                                                 --------           --------
                                                 TOTAL STOCKHOLDERS' EQUITY        52,555             55,415
                                                                                 --------           --------

                                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 86,234           $ 95,123
                                                                                 ========           ========

NOTE: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except per share amounts)



                                                           Three Months Ended       Nine Months Ended
                                                              September 30            September 30
                                                             1996       1995        1996        1995
                                                          --------------------    --------------------
Net sales                                                 $ 22,229    $ 32,551    $ 72,673    $ 97,092
Cost of sales                                               20,225      26,789      64,894      80,391
                                                          --------    --------    --------    --------
        GROSS PROFIT                                         2,004       5,762       7,779      16,701

        Selling and administrative expenses                    973       1,158       3,128       3,851
        Other operating expense (income)                       410          48       2,158        (185)
                                                          --------    --------    --------    --------
        OPERATING INCOME                                       621       4,556       2,493      13,035

Interest expense                                               294         455       1,002       1,253
                                                          --------    --------    --------    --------

      INCOME BEFORE INCOME TAXES                               327       4,101       1,491      11,782

   Income Taxes                                               (318)     (1,652)       (851)     (4,625)
                                                          --------    --------    --------    --------

        NET INCOME                                        $      9    $  2,449    $    640    $  7,157
                                                          ========    ========    ========    ========

NET INCOME PER COMMON SHARE, based on
     5,988,025 and 6,036,503 weighted average
     shares of common stock outstanding during the
     three months and nine months ended September
     30, 1996 and 6,630,260 and 6,891,104 weighted
     average shares of common stock outstanding
     during the three months and nine months ended
     September 30, 1995                                   $    .00    $    .37    $    .11    $   1.04
                                                          ========    ========    ========    ========





  See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands)


                                                                    Three Months Ended                      Nine Months Ended
                                                                       September 30                            September 30
                                                                 1996                1995                1996                1995
                                                               ----------------------------            ----------------------------
CASH FROM OPERATIONS                                           $  5,522            $  1,378            $ 11,970            $  5,650

INVESTMENT ACTIVITIES
   Additions to property, plant,
     and equipment                                               (3,490)               (447)             (4,934)             (2,451)

FINANCING ACTIVITIES
   Revolving credit loan                                           (222)               (273)              1,006               3,535
   Long-term debt repayments                                     (1,472)             (1,215)             (4,414)             (3,645)
   Purchase of treasury stock                                         0                   0              (3,500)             (5,235)
                                                               --------            --------            --------            --------
                                                                 (1,694)             (1,488)             (6,908)             (5,345)
                                                               --------            --------            --------            --------

   INCREASE (DECREASE) IN CASH                                 $    338            $   (557)           $    128            $ (2,146)
                                                               ========            ========            ========            ========





See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

September 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Steel of West Virginia, Inc. (the Company) and its wholly-owned subsidiaries SWVA, Inc. and Marshall Steel, Inc. Such condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):


                                           September 30     December 31
                                                1996          1995
                                           ------------    -----------
       Raw materials                          $ 1,851        $ 2,013
       Work-in-process                          5,372          6,089
       Finished goods                           9,135         10,633
       Manufacturing supplies                   3,358          3,288
                                              -------        -------
                                               19,716         22,023
       Less LIFO reserve                        4,175          4,928
                                              -------        -------

                                              $15,541        $17,095
                                              =======        =======


     Annually, at the end of each year, management determines inventory levels based on the taking of a physical inventory. The amount of inventories at September 30, 1996, has been determined based upon inventory levels indicated by perpetual inventory accounting records. In addition, an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE C--CREDIT ARRANGEMENTS

The Company entered into a senior financing agreement on December 30, 1986, as subsequently amended, that provides for revolving credit borrowings and term loans. The interest rates on its existing revolving credit line and term loans outstanding vary from the Chemical Bank prime rate or LIBOR plus 1-3/4%; and the annual revolving credit line commitment fee is 1/8% of the unused balance. The Company is permitted to convert up to $7 million of its indebtedness to a fixed interest rate. On February 28, 1996, the Company amended its senior credit agreement to increase the revolver availability to a maximum of $15,000,000. The senior credit agreement may be terminated by the Company or, on or after January 1, 1998 and upon 90 days written notice, by the lender.

Amounts outstanding under the term loan portion of the senior financing agreement are scheduled to be repaid in remaining quarterly principal installments totaling as follows: 1996--$1,250,000; 1997--$1,547,050. The
"Capital Expenditure Line" term loan portion of the loan agreement is required to be repaid in quarterly principal installments of $215,000, with a final principal payment of $195,000 on October 1, 2001. As of September 30, 1996, the revolving credit line loan balance was $6,880,000 and the unused borrowing availability approximated $6,241,000.

The Company's senior lending agreement contains various restrictive covenants, including that the Company must maintain specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited to the annual amounts set forth in the agreement. At September 30, 1996, the Company's retained earnings available for dividends in 1996 was $4,710,000. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to a third party's security interests.

NOTE D--COMMITMENTS AND CONTINGENCIES

The Company is principally self-insured for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specified dollar limits. The Company also has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July 1997). A liability has been established for those illnesses and injuries occurring on or before September 30, 1996, for which an amount of expected loss could be reasonably estimated.

NOTE E--STOCKHOLDERS' EQUITY

In June 1995, the Company's shareholders approved the Steel of West Virginia, Inc. 1995 Employee Stock Option Plan and the 1995 Non-Employee Director Stock Option Plan. Under these Plans, as of September 30, 1996, options to acquire 79,500 shares, exercisable at an option price of $11 5/8, have been granted and are outstanding. In addition, options to acquire 8,000 shares, at an option price of $9 a share, have been granted and can be exercised commencing April 1, 1997.

In May 1996, the Company's shareholders voted to approve an amendment to the Steel of West Virginia, Inc. 1995 Non-Employee Director Stock Option Plan, to provide for the awarding of shares of the Company's Common Stock in payment of a portion of the compensation payable to certain outside directors for their services as directors.

Net income per common share is calculated based on 5,988,025 and 6,036,503 weighted average shares of common stock outstanding during the three months and nine months ended September 30, 1996 and 6,630,260 and 6,891,104 weighted average shares of common stock outstanding during the three months and nine months ended September 30, 1995. The effect of the Company's stock option plans was anti-dilutive for all periods presented.

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

Commencing in April 1995 through September 30, 1996 the Company has repurchased 1,105,000 shares at a total cost of $11,483,000.

NOTE F--FIXED ASSET IMPAIRMENT

In the three-month and nine-month periods ended September 30, 1996, the Company has recorded charges of $464,000 and $2,467,000, respectively, as a result of ongoing review and analysis of equipment performance. Such charges are included in other operating expenses.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales

Net sales decreased 31.7% in the third quarter of 1996 to $22,229,000 down $10,322,000 from the third quarter of 1995, primarily as a result of weakness in certain of the industries that the Company serves, the most significant of which being the truck trailer industry. The Company does not see any significant improvement in its market demand in the near term. Finished tonnage sales decreased to 35,501 tons in the third quarter of 1996 from 44,564 tons for the third quarter of 1995. Billet sales decreased to 1,728 tons for the third quarter of 1996 from 10,967 tons in the third quarter of 1995.

Net sales for the nine months ended September 30, 1996 decreased 25.2% to $72,673,000 from $97,092,000 for the comparable period in 1995, primarily as a result of weakness in certain of the industries that the Company serves, the most significant of which being the truck trailer industry. Finished tonnage sales decreased to 111,308 tons for the nine months ended September 30, 1996 from 135,034 tons for the comparable period in 1995. Billet sales decreased to 4,063 tons for the same period in 1996, from 23,980 tons for the comparable period in 1995.

Cost of Sales

Cost of sales increased to 91.0% of net sales or $20,225,000 for the third quarter of 1996 from 82.3% of net sales or $26,789,000 for the third quarter of 1995. The percent increase in cost of goods sold is principally due to higher costs for maintenance, natural gas and depreciation expense, in addition to fixed costs being a higher component of costs of goods sold due to lower sales and production levels. The Huntington, West Virginia facility was shut down for two weeks during the quarter due to reduced orders and also to perform required maintenance.

Cost of sales for the nine months ended September 30, 1996 increased to 89.3% of net sales or $64,894,000 from 82.8% of net sales or $80,391,000 for the comparable period in 1995. This increase in costs of goods sold was principally due to higher costs for utilities, medical care, warehousing, maintenance, depreciation expense and labor, lower production efficiencies and yields, in addition to fixed costs being a higher component of costs of goods sold due to lower sales and production levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the third quarter of 1996 were $973,000, as compared to $1,158,000 for the third quarter of 1995. This decrease was due primarily to lower salaries and legal expense. As a percentage of net sales, selling and administrative expense was 4.4% in the third quarter of 1996 and 3.6% for the comparable period in 1995 principally due to lower sales.

Selling, general, and administrative expenses for the nine month period ended September 30, 1996 were $3,128,000, compared to $3,851,000 for the comparable period in 1995. The expense for the first quarter of 1995 included a $200,000 charge for costs associated with a discontinued acquisition of another steel company. As a percentage of net sales, selling and administrative expense was 4.3% in the nine month period ended September 30, 1996, compared to 4.0% for the comparable period in 1995.

Other Operating Expense (Income)

Other operating expense for the third quarter of 1996 was $410,000 of expense, compared to $48,000 of expense for the third quarter of 1995. Other operating expense increased primarily due to the recognition of the estimated loss on the disposal of certain equipment.

Other operating expense for the nine months ended September 30, 1996 was $2,158,000 of expense, compared to $185,000 of income for the comparable period in 1995. Other operating expense increased primarily due to the recognition of the estimated loss on the disposal of certain equipment that is being replaced by new equipment.

Interest Expense

Interest expense for the third quarter of 1996 was $294,000, compared to $455,000 for the third quarter of 1995. As a percentage of net sales, interest expense was 1.3% in the third quarter of 1996, compared to 1.4% for the third quarter of 1995.

Interest expense for the nine months ended September 30, 1996 was $1,002,000, compared to $1,253,000 for the comparable period in 1995. As a percentage of net sales, interest expense was 1.4% in the nine month period ended September 30, 1996, compared to 1.3% for the comparable period in 1995.

Net Income

Net income for the third quarter of 1996 decreased by $2,440,000 to $9,000 from $2,449,000 for the third quarter of 1995. This decrease was principally due to the reduction in operating income, including higher charges for disposal of fixed assets, in addition to a higher effective income tax rate. As a percentage of net sales, net income was 0.0% for the third quarter of 1996, compared to 7.5% for the third quarter of 1995.

Net income for the nine months ended September 30, 1996 was $640,000, compared to $7,157,000 for the comparable period in 1995. This decrease was due to the reduction in operating income, including higher charges for the disposal of fixed assets, higher operating costs and lower sales. As a percentage of net sales, net income was 0.1% in the nine month period ended September 30, 1996, compared to 7.4% for the comparable period in 1995.

Liquidity and Sources of Capital

The Company's primary ongoing cash needs are for working capital requirements, debt service and capital expenditures. The three present sources for the Company's liquidity needs are internally generated funds, a capital expenditure term loan line, and the Company's revolving credit facility, which the Company anticipates will be sufficient for its ongoing cash needs. Working capital at the end of the third quarter of 1996 was $14,353,000, compared to $15,514,000 at the end of the prior fiscal year. This decrease in working capital was due primarily to the Company funding capital expenditures, purchasing treasury stock and meeting its long-term debt amortization requirements with internally generated funds. The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 annually over the next several years.

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


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit

         11.1     Computation of Earnings Per Share Data.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




DATED:  November 12, 1996                    STEEL OF WEST VIRGINIA, INC.
                                             ----------------------------
                                             (Registrant)




                                             /s/ Timothy R. Duke
                                             ----------------------------
                                             Timothy R. Duke, President and
                                             Chief Operating Officer

                                             /s/ Mark G. Meikle
                                             ----------------------------
                                             Mark G. Meikle, Vice President,
                                             Treasurer and Chief Financial
                                              Officer