Form 10-K
period 1996-12-31
STEEL OF WEST VIRGINIA INC
filed 1997-03-13
CIK 820960

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to __________________.

                          Commission File No. 0-16254

                         STEEL OF WEST VIRGINIA, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Delaware                                       55-0684304
 -------------------------------                       ---------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

          17th Street and 2nd Avenue, Huntington, West Virginia 25703
          -----------------------------------------------------------
              (Address of principal executive offices, zip code)

                                 (304) 696-8200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

                                Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on March 3, 1997: $34,707,770.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 3, 1997: 5,991,276 shares of Common Stock, par value $.01 per share.

Documents incorporated by reference:

Registrant's Proxy Statement to be
filed pursuant to Regulation 14A within 120
days after the end of Registrant's
fiscal year covered by this Form 10-K                       Part III
-------------------------------------------        ----------------------------
               (Document)                             (Part of Form 10-K
                                                      into which Document
                                                         incorporated)

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.....................................................................  1

    Item 1.     Business...................................................  1
    Item 2.     Properties.................................................  8
    Item 3.     Legal Proceedings..........................................  8
    Item 4.     Submission of Matters to a Vote of Security
                Holders....................................................  8

PART II....................................................................  9

    Item 5.     Market for Registrant's Common Equity
                and Related Stockholder Matters............................  9
    Item 6.     Selected Financial Data.................................... 10
    Item 7.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............. 11
    Item 8.     Financial Statements and Supplementary Data................ 17
    Item 9.     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure..................... 17

PART III................................................................... 17

    Item 10.    Directors and Executive Officers of the
                Registrant................................................. 17
    Item 11.    Executive Compensation..................................... 17
    Item 12.    Security Ownership of Certain Beneficial
                Owners and Management...................................... 17
    Item 13.    Certain Relationships and Related
                Transactions............................................... 17

PART IV.................................................................... 18

    Item 14.    Exhibits, Financial Statement Schedules
                and Reports on Form 8-K.................................... 18

SIGNATURES................................................................. 23

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES................... 24

                         STEEL OF WEST VIRGINIA, INC.

                                    PART I

Item 1. Business

General

            Steel of West Virginia, Inc. (the "Company") owns and operates a steel mini-mill and steel fabrication facility in Huntington, West Virginia as well as a steel fabrication facility in Memphis, Tennessee. The Company's Huntington facility custom designs and manufactures finished steel products on a cost-effective basis by melting steel scrap in electric arc furnaces and continuously casting the steel into strands of specified lengths and widths known as billets. The billets are reheated and then moved through the Company's rolling mills to form engineered shapes known as specialty steel sections. Unlike most other mini-mills, the Company frequently performs additional finishing operations on these sections at both of its facilities (such as cutting to length, hole-punching, shotblasting, welding and coating) to create custom-finished products that are generally placed directly into its customers' assembly operations.

            The Company's specialty steel sections and custom-finished products (together, "Finished Products") are sold to selected niche markets and represent over 90% of the Company's total sales. Finished Products include cross-members and sub-frame sections ("Trailer Steel Products") used in the construction of truck trailers; mast sections and hanger bars for industrial lift trucks ("Industrial Lift Truck Products"); guardrail post; light rails, mine ties and related accessories for the mining industries; frame sections and cleats for off-highway construction equipment (such as bulldozers and graders); and other miscellaneous steel products. The Company is the dominant producer of Trailer Steel and Industrial Lift Truck Products in the United States.

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

            The Company's business strategy is to maintain its strong position in each of the markets for its Finished Products by continuing to produce high quality products on a cost-effective basis and to identify and capture additional niche markets where it can profitably supply Finished Products. The Company believes that the majority of its Finished Products will continue to command higher less volatile prices and profit margins than commodity steel products. The Company believes that this business strategy has left it well positioned to benefit from any future improvement in the economy.

            The Company's mini-mill was acquired in 1982 by SWVA, Inc. ("SWVA"), which was organized by a group of investors including certain members of the Company's management. The Company was organized in the State of Delaware by members of management and a private investment firm specializing in leveraged buy-out acquisitions. This group acquired all of the capital stock of SWVA in December 1986. Since then, SWVA has been a wholly-owned operating subsidiary. In October 1987, the Company sold 1.6 million shares of its Common Stock in an initial public offering. In February 1993, the Company completed an underwritten public offering pursuant to which it sold an additional 1.94 million shares of Common Stock and 2.66 million shares were sold by certain non-employee stockholders of the Company.

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

            Depending on an individual customer's needs, many of the sections are then cut to length, hole-punched, shotblasted, welded or coated. These custom-finishing operations are done to customer specifications, and often were originally performed by the

Company's customers directly but can be done more cost-effectively by the Company. The custom-finished products are generally placed directly into the customers' assembly operations.

            The annual equipment capacity of the melt shop furnaces and caster is approximately 304,000 tons. The Company produced 187,000 tons of billets in 1996, or 61.5% of its equipment capacity. The annual capacity of Finished Products from the Company's rolling mills is currently 260,000 tons. The Company produced 145,000 tons of Finished Products in 1996 which constituted 55.8% of its capacity. Historically, the Company has generally been able to produce all the billets it requires in its rolling operations, and has also generally been able to produce additional billets for sale to help cover fixed costs. However, in connection with the plant expansion and modernization program described under "Capital Improvements and Expansion," the Company is intending to increase the plant's rolling capacity to over 420,000 tons annually. The Company would either purchase billets from an outside vendor or upgrade the capacity of its current furnace and caster to meet the rolling mills new billet requirements.

            The Company transports its products by common carrier, generally shipping by truck and occasionally by rail and barge. The Huntington location has railroad sidings and a barge loading facility.

Capital Improvements and Expansion

            The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 annually over the next several years. However, the Company plans to increase capacity and productivity over that time frame by continuing to modernize the Huntington facility and possibly through strategic acquisitions, although such expenditures will be subject to available funds and approval by the Company's Board of Directors. In late 1994, the Company completed the first phase of its plant expansion and modernization program. The project included the upgrading of one of the plant's rolling mills, as well as the installation of additional fabrication equipment. In December 1996, the Company's Board of Directors approved phase II of the expansion and modernization program. The project includes a new high speed reheat furnace, quick-change mill roll stands, new warehouse space, and other miscellaneous equipment enhancements. The improvements are intended to reduce operating costs and increase the plant's rolling capacity by approximately 62%, to over 420,000 tons per year. The project, which is subject to financing, is expected to cost approximately $28 million (not including capitalized interest) and is scheduled to be completed by mid-1998 without material disruptions to existing operations. The Company anticipates funding the project from a combination of internally generated cash flow and bank debt.

Products

            Trailer Steel Products are used in the assembly of trailers for highway transport. These products include cross-members, which are steel mini-beams providing floor support in truck trailers, and subframe sections which are beams attached to the undersides of truck trailers allowing cargo weight to be redistributed evenly over the wheels. Sales of Trailer Steel Products represented approximately 42%, 51%, and 50% of total net sales of the Company during the last three fiscal years ending December 31, 1996. The Company is the dominant producer of such products in the United States.

            The Company also produces mast sections and hanger bars for industrial lift trucks and narrow aisle hand-operated trucks, as well as rail components used primarily in coal mining, including light rails, mine ties which support the rails, and joint bars used to join rail sections. In addition, the Company produces frame sections and cleats used in off-highway equipment (such as bulldozers and graders). The Company also produces sections used in automotive lifts, transit systems, containers, bridges, merchant sections, rack sections, guardrail posts, and, historically depending upon production costs and its other production schedules, billets.

            The Company manufactures most of its products to customer specifications, and in many instances provides custom-finishing operations. Due to the custom nature of its Finished Products, the Company generally maintains a minimum of Finished Product inventory.

            The Company regularly investigates the market potential of new products. Products that the Company has identified for future growth include structural beams for manufactured housing, I-beams, wide flange beams and channels for the merchant industry, roof channels for mines, and rack sections used in warehousing applications. Management believes that the Company's modernization project will enhance its ability to penetrate these markets, although there can be no assurance that it will be able to do so.

Customers

            The Company sells to approximately 200 customers, and in the year ended December 31, 1996, no single customer accounted for more than 10% of the Company's net sales. The Company currently has no long-term agreements with its customers, and there can be no assurance that any of the Company's customers will continue to purchase any specific product or quantity.

Marketing

            Senior management of the Company is directly involved in sales to new customers, and in sales of new products to existing customers. The Company's sales efforts cover all of the continental United States and certain foreign markets, although during 1996 exports constituted less than 5% of the Company's net sales. The Company services the ongoing needs of its customers through three in-house sales representatives at its Huntington facility and two in-house sales representatives at its Memphis facility.

Competition and Other Market Factors

            The Company believes that there are many factors that distinguish it from other steel producers including that the majority of its Finished Products are less volatile in their pricing than commodity steel products. Nonetheless, both the domestic steel industry and the Company's business are highly cyclical in nature. Management believes that the Company's lower net sales during 1996 were largely due to the effects of a downturn in certain industries the Company serves, most significantly, the truck trailer industry. Management believes that the 1994 and 1995 results are more indicative of the Company's performance during periods of a stronger economy.

            The domestic and foreign steel industries are characterized by intense competition. The Company has identified competition from the following sources: (1) in its truck trailer market, the Company faces competition from two North American mills; (2) in its industrial truck market, the Company competes with Japanese, British, West German and Italian producers who offer similar products; (3) in its guardrail market, the Company encounters competition from many other domestic mills; and (4) in its off-highway equipment market, the Company competes with Italian, Japanese and British manufacturers. Despite this competition, the Company is the dominant producer of Trailer Steel and Industrial Lift Truck Products in the United States. Although management believes that its lower production costs, close involvement with customers and the Company's geographical location are among its competitive advantages, there can be no assurance that such competition will not have an adverse effect on the Company in the future.

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

            Many steel producers that currently are competitors of the Company or which could enter the Company's markets have financial resources substantially greater than those available to the Company. The cost of steel scrap, the principal raw material used in the

Company's mill, is subject to market conditions largely beyond the control of the Company. See "Raw Materials."

Backlog and Seasonality

            Due to the nature of its operations, the Company generally fills orders within 21 days. This enables the Company's customers to maintain low inventory levels. At December 31, 1996, the Company had firm orders for 33,015 tons representing sales of approximately $20,222,000, as compared with 50,654 tons representing sales of approximately $31,650,000 at December 31, 1995. The Company does not believe backlog is a significant indicator of future sales.

            The Company's Huntington, West Virginia operations occasionally shut down, for one to three weeks, for maintenance on a staggered basis. The Company's operations are not otherwise subject to seasonal fluctuations in sales.

Raw Materials

            The principal raw material used in the Company's steel mill is ferrous scrap derived from, among other sources, junked automobiles, structural steel and machines. The purchase of steel scrap is subject to market conditions largely beyond the control of the Company. However, the Company is located in a scrap surplus region, and therefore typically maintains less than a one month supply of scrap, which keeps inventory costs to a minimum. The Company has also supplemented scrap with a mix of direct reduced iron when it was economical to do so. Historically, price fluctuations of scrap have not had a material impact due to the Company's ability, in many instances, to pass through increases in the cost of scrap to its customers in the form of higher prices or surcharges. Although one scrap dealer supplies between 30% and 35% of the Company's requirements, the Company believes that a number of adequate sources of scrap and other raw materials that it uses are readily available.

            The Company's manufacturing processes consume large amounts of energy in the form of electricity, which the Company purchases from American Electric Power and Memphis Light, Gas and Water. The cost of electric power was approximately 6.9% of the cost of goods sold for 1996. West Virginia's abundant supply of coal, used in producing electricity, helps keep energy costs relatively low. The Company's current major power supply contract with American Electric Power automatically continues until such time as either party gives the other 12 months written notice of cancellation. The contract provides sufficient electrical power to operate the facility 24 hours a day, seven days a week at favorable rates. See "Business -- Manufacturing Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

            As of December 31, 1996, the Company employed 488 people, of which approximately 80% were members of the United Steelworkers of America. The Company believes its relations with its employees are generally good. The Company's current collective bargaining agreement at the Huntington, West Virginia facility expires in June 1999. Under this agreement, all employees are salaried, there are no time clocks or job descriptions, and the Company utilizes only two basic classifications for production and maintenance personnel (steelmaker, and trade and craft). The Company believes that its wage rates are competitive with other mini-mills. However, there can be no assurance regarding the outcome of any future negotiations with the Company's union.

            The Company maintains a profit-sharing plan for both bargaining unit and non-bargaining unit employees pursuant to which a percentage of pre-tax profits are allocated to a profit-sharing fund and a cash bonus.

            In contrast to the retiree health insurance commonly provided in the domestic steel industry, the Company offers no material postretirement employee health care or other non pension benefit programs. Under informal arrangements, the Company currently provides postemployment health care benefits to each person who becomes disabled, is not expected to return to the active work force and is not covered by another health insurance plan. As of December 31, 1996, 16 such disabled former employees had been identified as current or potential recipients of this benefit, and the expected cost of such benefits has been accrued in the Company's financial statements.

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

                                                                Approximate
          Huntington, WV Facility                             Square Footage
          -----------------------                             --------------

Rolling Mills                                                     309,000
Furnaces and Caster                                                88,500
Machine Shop, Fabrication Facilities                              115,075
   and Miscellaneous Facilities
Administrative, Engineering and Sales Offices                      45,600

           Memphis, TN Facility

Fabrication Facility                                               38,400
Administrative and Sales Offices                                    2,600

Item 3. Legal Proceedings

            None.

Item 4. Submission of Matters to a Vote of Security Holders

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

                                                 High            Low
1996
      Fourth Quarter.......................    $  7 1/2      $  5 1/4
      Third Quarter........................       9             5 1/2
      Second Quarter.......................       9 3/4         8 1/2
      First Quarter........................      11             8 3/4

1995
      Fourth Quarter.......................    $ 10 5/8      $  8 3/8
      Third Quarter........................      13 1/2         8 3/4
      Second Quarter.......................      12 1/4        11
      First Quarter........................      12 1/2        11

            On March 3, 1997, there were approximately 188 holders of record of the Company's Common Stock.

            The Company paid no cash dividends in 1995 or 1996 and currently intends to retain all earnings to support the development of its business rather than paying dividends on its Common Stock. Certain of the Company's debt instruments restrict the payment of dividends by SWVA to the Company to no more than 50% of SWVA's prior year's net income, subject to limitations for maintenance of certain net worth and working capital levels.

Item 6. Selected Financial Data

            The following selected financial data for each of the five years in the period ended December 31, 1996, are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included herein.

                                                        Year Ended December 31
                                      -----------------------------------------------------------
                                        1996         1995         1994        1993        1992
                                      ---------    ---------    ---------   ---------   ---------
                                                  (In thousands, except per share data)
Income Statement Data:
 Net sales .........................  $  95,334    $ 129,341    $ 124,229   $ 106,354   $  82,537
 Cost of sales .....................     85,339      107,191      103,327      88,698      64,359
                                      ---------    ---------    ---------   ---------   ---------
 Gross profit ......................      9,995       22,150       20,902      17,656      18,178
 Gross profit margin ...............       10.5%        17.1%        16.8%       16.6%       22.0%
 Selling and administrative expenses      4,463        5,018        5,454       4,432       4,587
                                      ---------    ---------    ---------   ---------   ---------
 Operating income ..................      5,532       17,132       15,448      13,224      13,591
 Interest expense ..................      1,273        1,642          898       1,624       3,507
   Loss on disposal of assets ......      8,936          368        1,070         184         694
 Other (income) ....................       (365)        (595)        (976)       (876)       (234)
                                      ---------    ---------    ---------   ---------   ---------
 Income (loss) before income taxes       (4,312)      15,717       14,456      12,292       9,624
 Income tax expense (benefit) ......     (1,374)       6,253        5,662       5,156       4,766
                                      ---------    ---------    ---------   ---------   ---------
 Net income (loss) .................  $  (2,938)   $   9,464    $   8,794   $   7,136   $   4,858
                                      =========    =========    =========   =========   =========

 Net income (loss) per common share   $     (.49)   $    1.40    $    1.24   $    1.03   $     .94
 Common shares outstanding(1) ......      6,024        6,782        7,091       6,930       5,155

Balance Sheet Data (end of period):
 Working capital ...................  $  15,061    $  15,514    $  10,516   $  14,569   $   6,877
 Total assets ......................     79,299       95,123       94,174      80,721      68,946
 Current liabilities ...............     12,166       18,960       20,211      17,183      17,442
 Long-term debt ....................     10,975       11,978       11,542      10,211      24,181
   Treasury stock ..................     11,483        7,983            0           0           0
 Total stockholders' equity ........     49,007       55,415       53,934      45,140      20,317

----------
(1) Weighted average number of common and common equivalent shares outstanding.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

General

            The Company believes that there are many factors that distinguish it from other steel producers, including that the majority of its Finished Products are less volatile in their pricing than commodity steel products. Nonetheless, both the domestic steel industry and the Company's business are highly cyclical in nature. Management believes that the Company's lower net sales during 1996 were largely due to the effects of a downturn in certain industries the Company serves, most significantly, the truck trailer industry. Management believes that the 1994 and 1995 results are more indicative of the Company's performance during periods of a stronger economy.

             During 1994 the Company amended its senior credit agreement to permit the Company to borrow $6 million in 1994 under a new "Capital Expenditure Line" of credit. The February 1994 Amendment also reduced the interest rates on all borrowings under the financing agreement. In 1996, the Company amended its senior credit agreement to increase the amount of funds available under the revolving line of credit from $10,000,000 to $15,000,000.

            The Company's Board of Directors has authorized management to buy back up to 1,700,000 shares of its common stock from time to time. During 1996 and 1995, the Company purchased 350,000 shares at a cost of $3,500,000 and 755,300 shares at a cost of $7,983,000, respectively.

Results of Operations

            The following table sets forth the percentages of net sales represented by certain income and expense items and the tonnage sales for the periods indicated.

                                                         YEAR ENDED
                                                         DECEMBER 31
                                              --------------------------------
                                               1996         1995         1994
                                              ------       ------       ------

NET SALES                                      100.0%       100.0%       100.0%

COST OF SALES                                   89.5         82.9         83.2
                                              ------       ------       ------

GROSS PROFIT                                    10.5         17.1         16.8

SELLING AND ADMINISTRATIVE EXPENSES              4.7          3.9          4.4
                                              ------       ------       ------

OPERATING INCOME                                 5.8         13.2         12.4

INTEREST EXPENSE                                 1.3          1.3          0.7

LOSS ON DISPOSAL OF ASSETS                       9.4          0.3          0.9

OTHER (INCOME)                                  (0.4)        (0.5)        (0.8)
                                              ------       ------       ------

INCOME (LOSS) BEFORE INCOME TAXES               (4.5)        12.1         11.6

INCOME TAX (BENEFIT) EXPENSE                    (1.4)         4.8          4.5
                                              ------       ------       ------

NET INCOME (LOSS)                               (3.1)%        7.3%         7.1%
                                              ======       ======       ======

TONNAGE SALES (in thousands of tons)           152.9        212.7        214.1
                                              ======       ======       ======


Year Ended December 31, 1996, Compared with
Year Ended December 31, 1995

            Net Sales. Net sales for 1996 decreased by $34 million (26.3%) from $129.3 million in 1995 to $95.3 million in 1996, primarily due to a decrease in the tonnage of Finished Products shipped. Total tonnage sales decreased by 59,795 tons (28.1%) to 152,857 tons in 1996, reflecting a 36,231 ton decrease in the sale of Finished Products, and a 23,564 ton decrease in the sale of billets. Management believes that the Company's lower net sales during 1996 were largely due to the effects of a downturn in certain industries the Company serves, most significantly, the truck trailer industry. The average selling price per ton for Finished

Products decreased by $28 (4.2%) to $636 in 1996, while the average selling price per ton for billets increased by $10 (4.0%) to $259 in 1996.

            Cost of Sales. Cost of sales for 1996 decreased by $21.9 million (20.4%) from $107.2 million in 1995 to $85.3 million in 1996. This decrease was principally due to the decrease in Finished Product tonnage, offset by higher natural gas and depreciation expense. As a percentage of net sales, cost of sales increased from 82.9% in 1995 to 89.5% in 1996, due to the higher costs described above, together with relatively higher fixed cost levels associated with lower volume.

            Gross Profit. As a result of the above, gross profit for 1996 decreased by $12.1 million (54.8%) from $22.1 million in 1995 to $10.0 million in 1996. As a percentage of net sales, gross profit for 1996 decreased from 17.1% in 1995 to 10.5% in 1996 as a result of decreased higher margin Finished Product sales.

            Selling and Administrative Expenses. Selling and administrative expenses for 1996 were $4.5 million compared to $5.0 million in 1995. Lower selling and administrative expenses were incurred due to lower salaries and professional fees. As a percentage of net sales, selling and administrative expenses increased from 3.9% in 1995 to 4.7% in 1996.

            Interest Expense, Loss on Disposal of Assets and Other Expense (Income). Interest expense for 1996 decreased by $369,000 (22.5%) from $1,642,000 in 1995 to $1,273,000 in 1996. This reduction was a result of both lower interest rates and the reduction of principal amount outstanding due to the scheduled amortization of principal. Loss on disposal of assets for 1996 was $8,936,000 compared to $368,000 in 1995. This increase was principally due to the estimated loss on disposal of assets in connection with the Company's expansion and modernization program, subject to the requirements of FASB 121. Other expense (income) for 1996 was $365,000 of income compared to $595,000 of income in 1995. This was principally due to a decrease in mill roll income.

            Net Income. As a result of the above, net income for 1996 decreased by $12.4 million (131.0%) from $9.5 million in 1995 to a $2.9 million loss in 1996. As a percentage of net sales, net income decreased from 7.3% in 1995 to a 3.1% loss in 1996.

Year Ended December 31, 1995, Compared with
Year Ended December 31, 1994

            Net Sales. Net sales for 1995 increased by $5.1 million (4.1%) from $124.2 million in 1994 to $129.3 million in 1995, primarily due to an increase in the tonnage of Finished Products shipped, coupled with selective price increases. Total tonnage sales decreased by 1,462 tons (.7%) to 212,652 tons in 1995, reflecting a 2,783 ton increase in the sale of Finished Products, and a 4,245 ton decrease in the sale of billets. The average selling price per ton for Finished Products increased by $22 (3.4%) to $664 in 1995, while the average selling price per ton for billets increased by $9 (3.8%) to $249 in 1995.

            Cost of Sales. Cost of sales for 1995 increased by $3.9 million (3.7%) from $103.3 million in 1994 to $107.2 million in 1995. This increase was principally due to the increase in Finished Product tonnage sales coupled with higher raw material prices, depreciation and maintenance expense. As a percentage of net sales, cost of sales decreased from 83.2% in 1994 to 82.9% in 1995.

            Gross Profit. As a result of the above, gross profit for 1995 increased by $1.2 million (6.0%) from $20.9 million in 1994 to $22.1 million in 1995. As a percentage of net sales, gross profit for 1995 increased from 16.8% in 1994 to 17.1% in 1995 as a result of increased higher margin Finished Product sales.

            Selling and Administrative Expenses. Selling and administrative expenses for 1995 were $5.0 million compared to $5.5 million in 1994. Lower selling and administrative expenses were incurred due to lower salaries and professional fees. As a percentage of net sales, selling and administrative expenses decreased from 4.4% in 1994 to 3.9% in 1995.

            Interest Expense and Other Expense (Income). Interest expense for 1995 increased by $744,000 (82.9%) from $898,000 in 1994 to $1,642,000 in 1995.
This increase was attributed to the debt incurred during the Company's plant expansion and modernization program. Other expense (income) changed by $321,000 from $94,000 of expense in 1994 to $227,000 of income in 1995. This was principally due to reduced losses from the disposal of fixed assets.

            Net Income. As a result of the above, net income for 1995 increased by $670,000 (7.6%) from $8.8 million in 1994 to $9.5 million in 1995. As a percentage of net sales, net income increased from 7.1% in 1994 to 7.3% in 1995.

Liquidity and Capital Resources

            The Company's ability to provide funds from its operations, together with funds available under the terms of the Company's $15,000,000 revolving line of credit, historically have been sufficient to meet the Company's short-term liquidity needs. The total borrowing capacity under the revolving credit line is governed by a formula based on levels of accounts receivable and inventory. Cash provided from operations approximated $14.5 million, $8.8 million and $16.3 million during each of the three years ended December 31, 1996, 1995, and 1994, respectively. During this same time period, average annual borrowings against the revolving line of credit have been $4.6 million and at December 31, 1996, the Company had $3.2 million of the revolving credit line available for borrowing.

            During 1993, the Company embarked on a plan to significantly expand and modernize its Huntington facility. The initial phase of this project, completed in late 1994, resulted in the Company expending nearly $20.6 million for capital improvements in 1994. Including these expenditures, the Company's level of annual average capital expenditures has historically approximated $5.3 million. Accordingly, during 1994 the Company amended its senior credit agreement to permit the Company to borrow $6 million in 1994 under a new "Capital Expenditure Line" of credit. The terms of the loan amendment also enabled the Company to then reduce the interest rates on its existing revolving credit line and term loans outstanding from the greater of 7% or 3/4% over prime and the greater of 7% or 1% over prime, respectively, to the Chemical Bank prime rate or LIBOR plus 1-3/4%; to reduce the annual revolving credit line commitment fee from 1/2% to 1/8% of the unused balance; and to extend the term of the revolving credit line to January 1, 1998. In addition, the amendment permits the Company to convert up to $7 million of its indebtedness to a fixed interest rate. In December 1996, the Company's Board of Directors approved Phase II of the Company's expansion and modernization program to the Huntington, West Virginia plant. The program includes a new high speed reheat furnace, quick-change mill roll stands, new warehouse space, and other miscellaneous equipment enhancements. The project, which is subject to financing, is expected to cost approximately $28 million (not including capitalized interest) and is scheduled to be completed by mid-1998 without material disruptions to existing operations. The Company anticipates funding the project from a combination of internally generated cash flow and bank debt.

            The Company's senior credit arrangement provides that the Company's senior lender may terminate all of the Company's loans on January 1, 1998. Assuming payment of all scheduled amortization until then, only a portion of the amount drawn down against the Capital Expenditure Line, together with any borrowings against the revolving credit line, would be outstanding at such date without regard to any amendments to the senior credit agreement that may be entered into in connection with the financing of the Company's capital expansion and modernization program. The Company is currently in compliance with the covenants of its loan agreement, and is not aware of any reason why it would not be able to refinance its indebtedness at its scheduled term, if its senior lender were to elect to terminate the credit agreement. The Company has no reason to believe that its senior lender plans to terminate the credit agreement.

            The Company's expenditures for required capital replacements are currently anticipated to average approximately $1 million annually over the next several years. Management has no reason to believe that internally generated cash flow, together with borrowings under its revolving credit line, will not be sufficient to meet the Company's ongoing liquidity needs. Other discretionary capital spending and strategic acquisitions, if any, would also place demands on the Company's longer-term liquidity position. Such expenditures and acquisitions would be subject to availability of funds and approval by the Company's Board of Directors.

Impact of Inflation

            In recent years, the Company has not experienced any material adverse effects from inflation due to its historical ability to pass price increases through to its customers. The Company's principal cost components are steel scrap, labor and energy. Scrap is purchased pursuant to monthly contracts. While the Company has generally been successful in passing on cost increases through price increases, the effect of market price competition could, in the future, limit the Company's ability to increase prices. The current collective bargaining agreement is scheduled to expire in June 1999. The Company's current major power supply contract with American Electric Power automatically continues until such time as either party gives the other 12 months written notice of cancellation.

Impact of Recent Accounting Pronouncements

            In 1996, the Company adopted SFAS No. 121--"Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of." This pronouncement requires impairment losses to be recorded on long-lived assets used in the Company's operations when impairment indicators are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying value. During 1996, the Company recognized charges of approximately $8,936,000 principally related to the disposal of assets in connection with the Company's modernization and expansion program. The Company continuously analyzes new processes and equipment that would allow it to produce products more cost-effectively in order to maintain its position in each of its niche markets or expand into related markets. In the future, material charges against operations could result if new production processes or equipment are identified and installed or use of certain existing processes and equipment is discontinued.

            In October 1995, the FASB issued SFAS No. 123--"Accounting for Stock-Based Compensation," effective in 1996. The Company adopted this statement in the first quarter of 1996 and intends to continue using the "intrinsic" value method for determining compensation cost associated with the Company's stock option plans. Under this method, stock-based compensation expense is determined on the first date that both the number of shares the employee is entitled to receive and the exercise price are known, in an amount equivalent to the excess of the market price over the exercise price. As required by the pronouncement, the Company must make pro forma disclosures of net income and earnings per share determined by applying the "fair value" method to calculate stock-based compensation, as recommended by SFAS No. 123, in the event such calculation results in amounts that materially differ from the Company's method of accounting.

Forward Looking Statements

            The Company, or its executive officers and directors on behalf of the Company, may from time to time make "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (collectively, the "Acts"). The Company is filing this Annual Report on Form 10-K to avail itself of the safe harbor provided in the Acts with respect to any such (i) forward looking statements that may be contained in the Company's reports and other documents filed with the Securities and Exchange Commission under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and (ii) oral forward looking statements made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. Such forward looking statements could involve, among other things, statements regarding the Company's intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition and financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion. Any such forward looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expansion and other events to differ materially from those expressed or implied in such forward looking statements. Any such forward looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the Company's business is subject to a number of risks that would affect any such forward looking statements. These risks and uncertainties include, but are not limited to, the cyclical and capital intensive nature of the industry; foreign and domestic competition; product demand and industry pricing; volatility of raw material costs, especially steel scrap; excess industry capacity; cost of compliance with environmental regulations; and management's estimates of niche market data. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward looking statements.

Item 8. Financial Statements and Supplementary Data

            The financial statements and schedules and report of independent auditors thereon listed in Item 14(a)(1) and (a)(2) hereof are incorporated herein by reference and are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

            Not applicable.

                                   PART III

            The information required by Part III (Items 10 through 13) is incorporated herein by reference to the captions "Principal Stockholders," "Election of Directors" and "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this report.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K

      (a)   Documents filed as part of this Report:

            (1)   The following consolidated financial
                  statements of Registrant and its
                  subsidiaries are included in Item 8 of
                  this report on Form 10-K:

                                                                          Page
                                                                          ----

                  Report of Independent Auditors.                          F-1

                  Consolidated Balance Sheets - December 31, 1996          F-2
                  and December 31, 1995.

                  Consolidated Statements of Operations -                  F-3
                  Years ended December 31, 1996, December
                  31, 1995 and December 31, 1994.

                  Consolidated Statements of Cash Flows -                  F-4
                  Years ended December 31, 1996, December
                  31, 1995 and December 31, 1994.

                  Notes to Consolidated Financial Statements.              F-5

            (2)   Financial Statement Schedules - Years
                  ended December 31, 1996, December 31, 1995 and December 31, 1994.

                  The following consolidated financial
                  statement schedules of Registrant and its subsidiaries are included pursuant to Item
                  14(d):

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

            (3)   Exhibits

3.1 Certificate of Incorporation of Steel of West Virginia, Inc. (the "Company"), as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, No. 0-1689).

3.2 By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-16845).

4.1 Financing Agreement ("Financing Agreement"), dated December 30, 1986, between The CIT Group/Business Credit, Inc. ("CIT") and SWVA, Inc. (formerly Steel of West Virginia, Inc.) and Charter Acquisition Corporation ("Acquisition") (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, No. 33-16845).

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

4.1(e) Amendment to the Financing Agreement, dated February 25, 1994 ("Amendment No. 5") (incorporated by reference to Exhibit 4.1(e) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1994, No. 0-16254).

4.1(f) Amendment to the Financing Agreement, dated December 30, 1994 ("Amendment No. 6") (incorporated by reference to Exhibit 4.1(f) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1994, No. 0-16254).

4.1(g) Amendment to the Financing Agreement, dated February 28, 1996 ("Amendment No. 7") (incorporated by reference to Exhibit 4.1(g) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, No. 0-16254).

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

4.5 Promissory Note, dated July 11, 1994 ("Note 4") in the principal amount of $6,000,000 issued by SWVA in favor of CIT (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1994, No. 0-16254).

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

4.10 Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated December 30, 1986 (the "Mortgage"), by SWVA in favor of CIT (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, No. 0- 16254).

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

10.14(a) Agreement, dated August 30, 1993, between SWVA and Appalachian Power Company ("Appalachian") (incorporated by reference to Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1994, No. 0-16254).

10.14(b) License Agreement, dated September 29, 1992, between SWVA and Appalachian (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1, No. 33-55952).

10.14(c) Agreement, dated November 24, 1992, between SWVA and Appalachian (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1, No. 33-55952).

10.15* Management Bonus Plan, effective as of October 1, 1984, for the benefit of SWVA's eligible employees (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, No. 0-16254).

10.16* Management Retirement Plan, effective as of October 1, 1984, by the Company on behalf of its management employees (including Amendment No. I and Amendment No. II, each dated January 27, 1989) (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K, No. 0-16254, filed on March 29, 1990).

10.17 Collective Bargaining Agreement, dated June 7, 1993, between SWVA and the United Steelworkers of America, AFL-CIO (the "Union") (incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K, No. 0-16254, filed on June 9, 1993).

10.18 Collective Bargaining Unit Bonus Plan, effective as of October 1, 1984, for the benefit of SWVA's eligible employees (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1, No. 33-16845).

10.19 Collective Bargaining Unit Retirement Plan, effective June 2, 1990, between SWVA and the Union (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1, No. 33-55952).

10.20 Indemnification and Contribution Agreement between the Company and certain Selling Stockholders (incorporated by reference to Exhibit
          10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, No. 0-16254).

10.21 Underwriting Agreement among the Company, certain selling stockholders and Wheat, First Securities, Inc., dated January 25, 1993 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, No. 0- 16254).

10.22     1995 Employee Stock Option Plan (incorporated by reference to Exhibit
          10.23 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, No. 0-16254).

10.23 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, No. 0- 16254).

11.1      Statement re Computation of Per Share Earnings (filed herewith).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Company's Registration Statement on Form S-1, No. 33-16845).

23        Consent of Ernst & Young LLP (filed herewith).

28 Delaware General Corporation Law, Sections 102(b)-(7) and 145 (1) (incorporated by reference to Exhibit 28 to the Company's Registration Statement on Form S-1, No. 33-16845).

     (b)  Reports on Form 8-K:

          None.

----------
*  Required to be filed pursuant to Item 14(c) of Form 10-K.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            STEEL OF WEST VIRGINIA, INC.



March 12, 1997                              By:   /s/  Timothy R. Duke
                                                ----------------------
                                                Timothy R. Duke
                                                President and Chief Operating
                                                Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signatures                      Title                       Date
          ----------                      -----                       ----

  /s/ Robert L. Bunting, Jr.      Chief Executive Officer         March 12, 1997
------------------------------   and Chairman of the Board
Robert L. Bunting, Jr.         (Principal Executive Officer)


  /s/ Timothy R. Duke               President and Chief           March 12, 1997
------------------------------       Operating Officer
Timothy R. Duke


  /s/ Mark G. Meikle             Vice President, Treasurer        March 12, 1997
------------------------------      and Chief Financial
Mark G. Meikle                       Officer (Principal
                                  Financial and Accounting
                                          Officer)


  /s/ Stephen A. Albert                   Director                March 12, 1997
------------------------------
Stephen A. Albert


  /s/ Albert W. Eastburn                  Director                March 12, 1997
------------------------------
Albert W. Eastburn


  /s/ Daniel N. Pickens                   Director                March 12, 1997
------------------------------
Daniel N. Pickens


  /s/ Paul E. Thompson                    Director                March 12, 1997
------------------------------
Paul E. Thompson

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Consolidated Financial Statements                                         Page
---------------------------------                                         ----

Report of Independent Auditors.............................................F-1

Consolidated Balance Sheets - December 31, 1996
     and December 31, 1995.................................................F-2

Consolidated Statements of Operations - Years ended
     December 31, 1996, December 31, 1995 and
     December 31, 1994.....................................................F-3

Consolidated Statements of Cash Flows - Years ended
     December 31, 1996, December 31, 1995 and
     December 31, 1994.....................................................F-4

Notes to Consolidated Financial Statements.................................F-5

Financial Statement Schedules

Schedule I  -  Condensed Financial Information
                  of Registrant.............................................S-1

Schedule II -  Valuation and Qualifying
                  Accounts..................................................S-4

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Steel of West Virginia, Inc.

We have audited the accompanying consolidated balance sheets of Steel of West Virginia, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel of West Virginia, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, in 1996 the Company adopted Financial Accounting Standards Board No. 121--"Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of."


                                                /s/ Ernst & Young LLP

Charleston, West Virginia
January 20, 1997

CONSOLIDATED BALANCE SHEETS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except share data)
                                                                December 31
                                                              1996       1995
                                                            -------------------
ASSETS
CURRENT ASSETS
     Cash                                                   $      0   $    100
     Receivables, net of allowances of $599 and $692           6,579     13,148
     Inventories                                              17,307     17,095
     Deferred income taxes                                     3,121      3,110
     Other current assets                                        220      1,021
                                                            --------   --------
                                   TOTAL CURRENT ASSETS       27,227     34,474

Property, plant, and equipment                                33,298     40,807
Goodwill                                                      18,452     19,134
Other assets                                                     322        708
                                                            --------   --------
                                           TOTAL ASSETS     $ 79,299   $ 95,123
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft                                         $  1,097   $    647
     Accounts payable                                          4,161      5,045
     Accrued payroll and benefits payable                      3,599      5,240
     Income taxes (refundable) payable                        (1,146)       117
     Other current liabilities                                 2,021      2,026
     Current maturities of long-term debt                      2,434      5,885
                                                            --------   --------
                              TOTAL CURRENT LIABILITIES       12,166     18,960

Long-term debt                                                10,975     11,978
Deferred income taxes                                          6,332      8,005
Other long-term liabilities                                      819        765
                                                            --------   --------
                                      TOTAL LIABILITIES       30,292     39,708

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value: 12,000,000 voting
       shares authorized, 7,091,360 issued, including
             treasury stock                                       71         71
     Paid-in capital                                          26,627     26,597
     Treasury stock - 1,105,300 and 755,300 shares at cost   (11,483)    (7,983)
     Retained earnings                                        33,792     36,730
                                                            --------   --------
                             TOTAL STOCKHOLDERS' EQUITY       49,007     55,415
                                                            --------   --------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 79,299   $ 95,123
                                                            ========   ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except per share amounts)

                                                    Year Ended December 31
                                                 1996       1995        1994
                                               --------------------------------
Net sales                                      $ 95,334   $ 129,341   $ 124,229
Cost of sales                                    85,339     107,191     103,327
                                               --------   ---------   ---------
                            GROSS PROFIT          9,995      22,150      20,902

Selling and administrative expenses               4,463       5,018       5,454
Interest expense                                  1,273       1,642         898
Loss on disposal of assets                        8,936         368       1,070
Other (income)                                     (365)       (595)       (976)
                                               --------   ---------   ---------

      INCOME (LOSS)  BEFORE INCOME TAXES         (4,312)     15,717      14,456

Income tax (benefit) expense                     (1,374)      6,253       5,662
                                               --------   ---------   ---------

                       NET INCOME (LOSS)       $ (2,938)  $   9,464   $   8,794
                                               ========   =========   =========

      NET INCOME (LOSS) PER COMMON SHARE       $   (.49)  $    1.40   $    1.24
                                               ========   =========   =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands)

                                                             Year Ended December 31
                                                           1996       1995       1994
                                                         ------------------------------
CASH PROVIDED BY
   Operations:
      Net income (loss)                                  $ (2,938)  $  9,464   $  8,794
          Adjustments for items not affecting
             funds from operations:
               Depreciation and amortization                6,891      6,046      4,954
               Loss on disposal of assets                   8,936        368      1,070
               Deferred income taxes                       (1,684)      (690)      (101)
               Other                                           62        (83)       523
                                                         --------   --------   --------
                                                           11,267     15,105     15,240
      Working capital changes related to
        operations:
          Receivables                                       6,501     (2,051)      (945)
          Inventories                                        (212)    (1,249)      (123)
          Other current assets                                731       (801)        56
          Accounts payable                                   (884)    (2,849)     2,678
          Accrued payroll and benefits payable             (1,641)       211        (12)
          Accrued income taxes                             (1,263)        76       (545)
          Other current liabilities                            (5)       396        (96)
                                                         --------   --------   --------
                                                            3,227     (6,267)     1,013
                                                         --------   --------   --------

                      TOTAL CASH PROVIDED BY OPERATIONS    14,494      8,838     16,253
   Investment activities:
      Additions to property, plant, and
          equipment                                        (7,090)    (3,361)   (20,596)
                                                         --------   --------   --------
                  CASH (USED FOR) INVESTMENT ACTIVITIES    (7,090)    (3,361)   (20,596)

   Financing activities:
      Revolving credit loan                                 1,431      5,875
      Long-term debt repayments                            (5,885)    (4,860)    (4,000)
      Proceeds from debt issue                                  0        301      6,000
      Purchase of treasury stock                           (3,500)    (7,983)
                                                         --------   --------   --------

       CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES    (7,954)    (6,667)     2,000
                                                         --------   --------   --------

                                     (DECREASE) IN CASH      (550)    (1,190)    (2,343)
   Cash (overdraft) net, beginning of year                   (547)       643      2,986
                                                         --------   --------   --------

                      CASH (OVERDRAFT) NET, END OF YEAR  $ (1,097)  $   (547)  $    643
                                                         ========   ========   ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

December 31, 1996

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Business Operations: Steel of West Virginia, Inc. (the Company) conducts its operations through two wholly-owned subsidiaries, SWVA, Inc. and Marshall Steel, Inc. The Company operates a steel mini-mill and two steel fabrication facilities for the manufacture and distribution of special steel sections and steel billets in a single business segment. The Company is a supplier of products principally to domestic equipment manufacturers serving the truck-trailer, industrial lift truck, off-highway equipment, and mining industries with many of these customers being mature businesses. No single customer accounts for more than 10% of the Company's net sales, and the Company's operations are tied closely to general economic conditions. Principal suppliers to the Company include scrap metal producers and electric power generating utilities. In addition, a significant portion of the Company's labor force is represented by the United Steelworkers of America under the terms of a collective bargaining agreement. As is similar with other mini-mills in the industry, the Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, wastewater discharge, air emissions and furnace dust disposal.

Basis of Presentation: The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Steel of West Virginia, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and investments have been eliminated.

Financial Instruments: Financial instruments that could potentially subject the Company to credit risk are trade accounts receivable. As of December 31, 1996 and 1995, the Company's accounts receivable, net of allowances, approximated $6,579,000 and $13,148,000. Trade credit is extended by the Company based on an evaluation of the customer's financial condition and generally collateral is not required. Credit losses are provided for in the financial statements, and have consistently been immaterial and within management's expectations. Management believes that all significant financial instruments of the Company are reported in the financial statements at carrying values that approximate market values.

Inventories: Inventories are stated at the lower of cost or market. Cost is primarily determined by the last-in, first-out (LIFO) method. Mill rolls, which are included in manufacturing supplies, are expensed when placed in service.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. Depreciation for financial statement purposes is computed on the straight-line basis over the estimated useful life of the asset. Principal service lives for the assets of the Company are: buildings--up to 30 years; machinery and equipment--up to 12 years; and furniture and fixtures--up to 5 years.

Income Taxes: Deferred income taxes are recognized under the "liability method" and are provided for temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities using the tax rates in effect when the corresponding taxes will be paid or refunded.

Goodwill: The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Accumulated amortization approximated $5,216,000 and $4,534,000 at December 31, 1996 and 1995, respectively. The carrying value of goodwill is periodically reviewed based upon an assessment of operations of the acquired entity. Management is not aware of any facts or circumstances indicating that the carrying value of goodwill has been impaired.

Stock-based Compensation: The Company adopted SFAS No. 123 -- "Accounting for Stock-based Compensation" in the first quarter of 1996. As permitted by the Statement, the Company has elected to continue applying the "intrinsic" value method for determining compensation cost associated with its stock option plans. Under this method, stock-based compensation is determined on the measurement date on which both the number of shares the employee is entitled to receive and the exercise price are known, in an amount equal to the excess of the market price of the stock over the exercise price on the measurement date.

Net Income Per Common Share: Net income per common share is calculated based on the 6,024,445, 6,782,127, and 7,091,360 weighted average number of common shares and common share equivalents outstanding during the years ended December 31, 1996, 1995, and 1994, respectively.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):

                                               December 31
                                          1996             1995
                                         ------------------------
Raw Materials                            $ 1,638          $ 2,013
Work-in-process                            6,624            6,089
Finished goods                             9,103           10,633
Manufacturing supplies                     3,967            3,288
                                         -------          -------
                                          21,332           22,023
Less LIFO Reserve                          4,025            4,928
                                         -------          -------
                                         $17,307          $17,095
                                         =======          =======


NOTE C--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following (in thousands):

                                               December 31
                                          1996             1995
                                         ------------------------
Land                                     $ 1,390         $ 1,355
Buildings                                  3,975           3,965
Machinery and equipment                   49,772          60,882
Furniture and fixtures                       699             632
Construction-in-process                    4,613             930
                                         -------         -------
                                          60,449          67,764
Less accumulated depreciation             27,151          26,957
                                         -------         -------
                                         $33,298         $40,807
                                         =======         =======

Depreciation expense related to property, plant and equipment used in the Company's operations approximated $6,211,000, $5,220,000 and $4,056,000 in 1996,
1995 and 1994.

In 1996, the Company adopted SFAS No. 121--"Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of." This pronouncement requires impairment losses to be recorded on long-lived assets used in the Company's operations when impairment indicators are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying value. During 1996, the Company recognized charges of approximately $8,936,000 principally related to the disposal of assets in connection with the Company's modernization and expansion program. The Company continuously analyzes new processes and equipment that would allow it to produce products more cost-effectively in order to maintain its position in each of its niche markets or expand into related markets. In the future, material charges against operations could result if new production processes or equipment are identified and installed or use of certain existing processes and equipment is discontinued.

NOTE D--OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

                                                          December 31
                                                       1996         1995
                                                      -------------------
Accrued taxes, other than income taxes                $  854       $1,326
Other accrued liabilities                              1,167          700
                                                      ------       ------
                                                      $2,021       $2,026
                                                      ======       ======

NOTE E--CREDIT ARRANGEMENTS

A summary of indebtedness under the Company's credit arrangements consists of the following (in thousands):

                                                          December 31
                                                       1996         1995
                                                     --------------------
Term loan II                                         $ 1,120      $ 4,740
Term loan III                                            427        1,807
Capital Expenditure Line                               4,280        5,140
Revolver                                               7,305        5,875
Other notes payable                                      277          301
                                                     -------      -------
                                         TOTAL        13,409       17,863
Less current maturities of long-term debt              2,434        5,885
                                                     -------      -------
                                                     $10,975      $11,978
                                                     =======      =======

The Company maintains a senior financing agreement that provides for up to $15,000,000 of revolving credit borrowings, a $6,000,000 capital expenditure line, and term loans. The interest rates on its existing credit lines and term loans vary based on the Chemical Bank prime rate or LIBOR plus 1-3/4%; and the annual revolving credit line commitment fee is 1/8% of the unused balance. Under the terms of its senior financing agreement, the Company is permitted to convert up to $7 million of its indebtedness to a fixed interest rate. The senior credit agreement may be terminated by the Company or, on or after January 1, 1998 and upon 90 days written notice, by the lender.

At December 31, 1996, amounts outstanding under the term loan portions of the senior financing agreement are scheduled to be repaid in full during 1997. The Capital Expenditure Line portion of the loan agreement is required to be repaid in 27 quarterly principal installments of $215,000, beginning January 1, 1995, with a final principal payment of $195,000. As of December 31, 1996, the revolving credit line loan balance, due January 1, 1998, was $7,305,000, and the additional borrowing capacity approximated $3,195,000.

Interest is paid monthly in accordance with the Company's lending agreement and approximated $1,301,000, $1,411,000, and $1,087,000 during the years ended December 31, 1996, 1995, and 1994, respectively. The weighted average interest rate on short-term borrowings during the years ended December 31, 1996, 1995, and 1994 approximated 7.4%, 7.8%, and 6.6%, respectively.

The Company's senior lending agreement contains various restrictive covenants, including maintenance of specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited by the agreement. At December 31, 1996, the Company has no retained earnings available for dividends in 1997. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to a third party's security interests.

NOTE F--SELF INSURANCE

The Company is self-insured at its Huntington, West Virginia facility for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. The Company has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work-related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July 1997). Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specific dollar limits. At its Memphis, Tennessee facility, the Company is insured through a private carrier for medical care costs and workers' compensation claims. A liability has been established for those illnesses and injuries occurring on or before December 31, 1996, for which an amount of expected loss could be reasonably estimated. Costs and expenses for medical care and workers' compensation during the years ended December 31, 1996, 1995 and 1994 approximated $5,517,000, $5,579,000, and $4,815,000, respectively.

In contrast to the retiree health insurance commonly provided in the domestic steel industry, the Company offers no material postretirement employee health care or other non pension benefit programs. However, under informal arrangements, the Company currently provides post-employment health care benefits to each person who becomes disabled, is not expected to return to the active work force and is not covered by another health insurance plan. As of December 31, 1996, 16 such disabled former employees have been identified as current or potential recipients of this benefit. The expected cost of such benefits is accrued in amounts that are reasonably estimable upon a determination that such costs are probable of occurring, and included in the costs and expenses for medical care and workers' compensation disclosed above.

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

NOTE G--PROFIT-SHARING AND BONUS COSTS

The Company has bonus and retirement arrangements at its Huntington, West Virginia facility for both bargaining unit and non-bargaining unit employees which, in effect, are defined contribution profit-sharing plans qualified under Internal Revenue Code Section 501. The Company is required to contribute an amount equal to the lesser of $125 per bargaining unit employee per month or 17% of pre-tax profit, as defined, to a retirement trust for the future benefit of the union employees. The amount, if any, that 17% of pre-tax profits exceeds the retirement contribution is required to be paid to the bargaining unit employees on a semi-annual basis as a cash bonus.

Substantially all non-bargaining unit employees of the Company are entitled to receive a semi-annual cash bonus equal to the amount paid to bargaining unit employees computed on a per employee basis. Additionally, the Company contributes an amount, equal to the lesser of 5% of non-bargaining wages, or a lower percentage if 17% of pre-tax profits is less than the $125 per month per bargaining unit employee contribution, for the future retirement benefit of the non-bargaining unit employees.

Costs related to cash bonuses and amounts set aside for retirement benefits under the profit-sharing plans approximated $337,000 and $618,000 during 1996, $3,746,000 and $953,000 during 1995, and $3,310,000 and $942,000 during 1994.
Contributions to the retirement accounts in 1996, 1995 and 1994 were $758,000, $946,000, and $937,000, respectively. The Company has complied with all funding requirements under the terms of the retirement trusts.

NOTE H--INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                   December 31
                                                                 1996      1995
                                                                ----------------
Deferred tax assets--current:
  Bad debt and sales allowances                                 $  264    $  290
  Bonus accruals                                                    98       554
  Self-insurance                                                 1,557     1,685
  Inventory costing                                                585       183
  Other                                                            617       398
                                                                ------    ------
Net deferred tax assets--current                                $3,121    $3,110
                                                                ======    ======

Deferred tax liabilities--noncurrent:
  Differences in basis of fixed assets arising from
    purchase accounting and accelerated depreciation            $6,332    $8,005
                                                                ------    ------
Total long-term deferred tax liabilities                        $6,332    $8,005
                                                                ======    ======

The provision for income taxes consists of the following (in thousands):

                                                Year Ended December 31
                                         1996            1995            1994
                                        ---------------------------------------
Federal--current                        $   251         $ 5,916         $ 5,061
Federal--deferred                        (1,283)           (639)            (16)
State--current                               59           1,027             702
State-deferred                             (401)            (51)            (85)
                                        -------         -------         -------
                                        $(1,374)        $ 6,253         $ 5,662
                                        =======         =======         =======

A reconciliation of statutory federal income tax rates to the Company's effective income tax rates is as follows:

                                                 Year Ended December 31
                                              1996        1995        1994
                                              ----------------------------
Federal statutory tax rate                    35.0%       35.0%       35.0%
State income tax provision net of
  federal tax benefits                         5.2         4.0         2.8
Amortization of goodwill                      (4.7)        1.3         1.4
Other, net                                    (3.6)       (0.5)        0.0
                                              ----        ----        ----

Effective income tax rate                     31.9%       39.8%       39.2%
                                              ====        ====        ====

Income taxes paid approximated $1,575,000, $7,254,000, and $6,307,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE I--STOCK OPTION PLANS

On March 16, 1995, the Board of Directors adopted and the stockholders subsequently approved the Management Option Plan and the Director Option Plan (Plans). These plans provide that options to acquire shares of the Company's Common Stock (Options) may be granted to officers, key employees and directors of the Company or its designated subsidiaries. All options are for a period of ten years from the date of grant and an option holder must be employed or be a director one year from the grant date to vest in the ability to exercise the option.

During 1996 and 1995, the Company granted options to acquire 8,000 and 79,500 shares at exercise prices of $9 and $11.625 per share, respectively, none of which have been exercised. Because the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the Company's financial statements. Pro forma application of the fair value method prescribed by SFAS 123 produces amounts that are not materially different than the amounts reported herein using the intrinsic value method.

NOTE J--STOCKHOLDERS' EQUITY

The Company's Board of Directors has authorized management to buy back up to 1,700,000 shares of its common stock from time to time. During 1996 and 1995, the Company purchased 350,000 shares at a cost of $3,500,000 and 755,300 shares at a cost of $7,983,000, respectively. Aside from the reported results of operations and the aforementioned purchases of treasury shares, no other transactions significantly affected stockholders' equity during any year in the three year period ended December 31, 1996.

NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995:

                                                    Three Months Ended
                                     December 31   September 30   June 30      March 31
                                     --------------------------------------------------
                                           (In thousands, except per share amounts)
1996

Net Sales                              $ 22,661      $ 22,229     $ 23,797     $ 26,647
Cost of goods sold                       20,444        20,225       21,429       23,240
Net income (loss)                        (3,579)            9          618           14
Net income (loss) per common share         (.60)          .00          .11          .00

1995

Net Sales                              $ 32,249      $ 32,551     $ 31,641     $ 32,900
Cost of goods sold                       26,800        26,789       26,043       27,559
Net income                                2,307         2,449        2,513        2,195
Net income per common share                 .36           .37          .36          .31


Primary and fully dilutive per share amounts are the same. Per share amounts in 1996 are based upon weighted average number of shares outstanding for the quarters ended March 31, June 30, September 30, and December 31 of 6,134,393, 5,986,588, 5,987,522 and 5,989,275, respectively. Per share amounts in 1995 are based upon weighted average number of shares outstanding for the quarters ended March 31, June 30, September 30, and December 31 of 7,091,360, 6,951,693, 6,630,260 and 6,455,193, respectively.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             STEEL OF WEST VIRGINIA, INC.

                                                              December 31
CONDENSED BALANCE SHEETS (000's)                          1996           1995
                                                        -----------------------

NONCURRENT ASSETS
   Investments in and advances to
     wholly-owned subsidiaries                          $ 49,026       $ 55,338
   Other assets                                               24            127
                                                        --------       --------

            TOTAL ASSETS                                $ 49,050       $ 55,465
                                                        ========       ========

LIABILITIES
  Other liabilities                                     $     43       $     50

EQUITY
  Common Stock                                                71             71
  Paid-in Capital                                         26,627         26,597
  Treasury Stock                                         (11,483)        (7,983)
  Retained Earnings                                       33,792         36,730
                                                        --------       --------

            TOTAL EQUITY                                  49,007         55,415
                                                        --------       --------

            TOTAL LIABILITIES AND EQUITY                $ 49,050       $ 55,465
                                                        ========       ========

                                                      Year Ended December 31
CONDENSED STATEMENTS OF OPERATIONS (000's)         1996        1995       1994
                                                  -------     -------    -------

REVENUES
   Interest Income                                $   155     $   198    $   212
   Other Revenues                                     263         125          0
                                                  -------     -------    -------
            Total Revenues                            418         323        212
EXPENSES
   Amortization                                         0          61         81
   Administrative                                      63         158         91
                                                  -------     -------    -------
            Total Expenses                             63         219        172

Income before income taxes
   and equity in undistributed earnings of
   wholly-owned subsidiaries                          355         104         40

Income taxes                                          146          32         15
                                                  -------     -------    -------
Income before equity in undistributed
   earnings of wholly-owned subsidiaries              209          72         25
Equity in undistributed earnings of wholly-
   owned subsidiaries                              (3,147)      9,392      8,769
                                                  -------     -------    -------

NET INCOME (LOSS)                                 $(2,938)    $ 9,464    $ 8,794
                                                  =======     =======    =======

             STEEL OF WEST VIRGINIA, INC.

                                                    Year Ended December 31
CONDENSED STATEMENT OF CASH FLOWS (000's)        1996        1995        1994
                                                -------------------------------

 CASH (USED FOR) PROVIDED BY OPERATIONS         $   239     $   (13)    $   127

 Investment activities:
    Investment in Steel Ventures, Inc.                0           0         (23)
                                                -------     -------     -------
      CASH (USED FOR) INVESTMENT ACTIVITIES           0           0         (23)


 Financing activities:
    Advances from subsidiaries                    3,261       7,983         (91)
    Purchase of treasury stock                   (3,500)     (7,983)          0
                                                -------     -------     -------
CASH (USED FOR) FINANCING ACTIVITIES               (239)          0         (91)

 INCREASE (DECREASE) IN CASH                          0         (13)         13
 Cash, beginning of year                              0          13           0
                                                -------     -------     -------

                          CASH, END OF YEAR     $     0     $     0     $    13
                                                =======     =======     =======

See note to condensed financial information of registrant.

NOTE A TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Basis of Presentation: The investments in wholly owned subsidiaries are stated at cost plus equity in undistributed earnings of those subsidiaries. Parent company only statements should be read in conjunction with the Company's consolidated financial statements and notes thereto. Certain amounts in the prior year's condensed financial information have been reclassified to conform to the current year presentation.

Guarantee: The Company serves as Guarantor for all of the indebtedness incurred by its wholly owned subsidiary, SWVA, Inc., under the terms of a senior credit agreement dated December 30, 1986, as amended and more fully described in Note E to the Company's consolidated financial statements. At December 31, 1996, the total amount outstanding under the terms of this agreement was $13,132,000. The primary source of funds for any regular dividends declared by the Company is dividends received from its subsidiaries. SWVA, Inc.'s lending agreement limits the amount of dividends it may pay to the Company to 50% of its net income for the preceding year, subject to further limitations relating to minimum levels of SWVA, Inc. working capital and net worth. At December 31, 1996, none of the Company's retained earnings was available for dividends in 1997.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         STEEL OF WEST VIRGINIA, INC.

                                 BALANCE    CHARGED   CHARGED           BALANCE
                                    AT         TO        TO     DEDUC-  AT END
                                BEGINNING  COSTS AND   OTHER     TIONS    OF
    DESCRIPTION                 OF PERIOD   EXPENSES  ACCOUNTS    (1)   PERIOD
--------------------            ---------  ---------  --------  ------  -------
                                                      (000's)

Year ended December 31, 1996:

ALLOWANCE FOR:
  BAD DEBTS                       $405        $386               $447    $344
  SALES RETURNS
    AND DISCOUNTS                  287         (32)                 0     255
                                  ----        ----               ----    ----
                                  $692        $354               $447    $599
                                  ====        ====               ====    ====

Year ended December 31, 1995:

ALLOWANCE FOR:
  BAD DEBTS                       $350        $ 55                       $405
  SALES RETURNS
    AND DISCOUNTS                   29         258                        287
                                  ----        ----                       ----
                                  $379        $313                       $692
                                  ====        ====                       ====

Year ended December 31, 1994:

ALLOWANCE FOR:
  BAD DEBTS                       $318        $ 32                       $350
  SALES RETURNS
    AND DISCOUNTS                    2          27                         29
                                  ----        ----                       ----
                                  $320        $ 59                       $379
                                  ====        ====                       ====

(1) - Accounts receivable charged against the allowance