Form 10-Q
period 1997-03-31
STEEL OF WEST VIRGINIA INC
filed 1997-05-14
CIK 820960

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997
                                   --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM -------------------  TO-------------------

                        Commission file number 0-16254
                                               -------

                        Steel of West Virginia, Inc.
                        ----------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                         55-0684304
--------------------------------                --------------------------------
(State or other jurisdiction                              I.R.S. Employer
of incorporation or organization)                        Identification No.

            17th Street and 2nd Avenue, Huntington, West Virginia 25703
            -----------------------------------------------------------
                (Address of principal executive offices, Zip Code)

                                  (304) 696-8200
             -----------------------------------------------------------
                 (Registrant's telephone number, including area code)

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
    The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997, is as follows:

          5,991,276 shares of common stock, par value $.01 per share.

                          STEEL OF WEST VIRGINIA, INC.
                                AND SUBSIDIARIES

                                     INDEX

                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996.......           3

Condensed Consolidated Statements of Income for the Three-Month Periods Ended March 31,
  1997 and March 31, 1996..............................................................           4

Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March
  31, 1997 and March 31, 1996..........................................................           5

Notes to Condensed Consolidated Financial Statements...................................           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
  Operations...........................................................................           9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................................          10

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED BALANCE SHEETS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

                                                                        MARCH 31    DECEMBER 31
                                                                          1997          1996
                                                                       -----------  ------------
ASSETS
CURRENT ASSETS
 Cash................................................................   $       0    $        0
 Receivables, net of allowances of $614 and $599.....................      10,720         6,579
 Inventories.........................................................      18,597        17,307
 Deferred income taxes...............................................       3,121         3,121
 Other current assets................................................         257           220
                                                                       -----------  ------------
  TOTAL CURRENT ASSETS...............................................      32,695        27,227

Property, plant, and equipment.......................................      35,549        33,298
Goodwill.............................................................      18,281        18,452
Other assets.........................................................         329           322
                                                                       -----------  ------------
TOTAL ASSETS.........................................................   $  86,854    $   79,299
                                                                       -----------  ------------
                                                                       -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Overdraft...........................................................   $   1,631    $    1,097
 Accounts payable....................................................       4,992         4,161
 Accrued payroll and benefits payable................................       4,591         3,599
 Income taxes payable (refundable)...................................         392        (1,146)
 Other current liabilities...........................................       1,821         2,021
 Current maturities of long-term debt................................         887         2,434
                                                                       -----------  ------------
  TOTAL CURRENT LIABILITIES..........................................      14,314        12,166

Long-term debt.......................................................      14,988        10,975
Deferred income taxes................................................       6,332         6,332
Other long-term liabilities..........................................         668           819
                                                                       -----------  ------------
  TOTAL LIABILITIES..................................................      36,302        30,292

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value: 12,000,000 voting shares authorized,
   7,096,576 and 7,091,360 issued, including treasury stock..........          71            71
 Paid-in capital.....................................................      26,627        26,627
 Treasury stock--1,105,300 shares at cost............................     (11,483)      (11,483)
 Retained earnings...................................................      35,337        33,792
                                                                       -----------  ------------

   TOTAL STOCKHOLDERS' EQUITY........................................      50,552        49,007
                                                                       -----------  ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................   $  86,854    $   79,299
                                                                       -----------  ------------
                                                                       -----------  ------------

    NOTE: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

    See notes to condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                 STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

                    (In thousands, except per share amounts)

                                                                              THREE MONTHS
                                                                           ENDED     MARCH 31
                                                                            1997        1996
                                                                          ---------  -----------
Net sales...............................................................  $  24,429   $  26,647
Cost of sales...........................................................     20,368      23,240
                                                                          ---------  -----------
  GROSS PROFIT..........................................................      4,061       3,407

Selling and administrative expenses.....................................      1,409       1,168
Interest expense........................................................        260         365
(Gain)/Loss on disposal of assets.......................................       (223)      1,949
Other (income) expense..................................................        (67)        (98)
                                                                          ---------  -----------
  INCOME BEFORE INCOME TAXES............................................      2,682          23

Income Taxes............................................................      1,137           9
                                                                          ---------  -----------
  NET INCOME............................................................  $   1,545   $      14
                                                                          ---------  -----------
                                                                          ---------  -----------
NET INCOME PER COMMON SHARE, based on 5,991,859 and 6,134,393 average shares of common stock and equivalents outstanding during 1997 and
  1996..................................................................  $     .26   $     .00
                                                                          ---------  -----------
                                                                          ---------  -----------

    See notes to condensed consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                 STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

                                (In thousands)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                               1997       1996
                                                                             ---------  ---------
CASH FROM OPERATIONS.......................................................  $     410  $   2,509

INVESTMENT ACTIVITIES
 Additions to property, plant, and equipment...............................     (3,410)      (646)

FINANCING ACTIVITIES
 Revolving credit loan.....................................................      4,235      3,826
 Long-term debt repayments.................................................     (1,769)    (1,471)
 Purchase of treasury stock................................................          0     (3,500)
                                                                             ---------  ---------
                                                                                 2,466     (1,145)
                                                                             ---------  ---------
 INCREASE (DECREASE) IN CASH...............................................  $    (534) $     718
                                                                             ---------  ---------
                                                                             ---------  ---------

    See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES
                                 MARCH 31, 1997

NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Steel of West Virginia, Inc. (the Company) and its wholly-owned subsidiaries SWVA, Inc. and Marshall Steel, Inc. Such condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

    The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Net income per common share is calculated based on 5,991,859 weighted average shares of common stock outstanding during the three months ended March 31, 1997 and 6,134,393 weighted average shares of common stock outstanding during the three months ended March 31, 1996. The effect of the Company's stock option plans was anti-dilutive for all periods presented.

NOTE B--INVENTORIES

    Inventories consist of the following (in thousands):

                                                                        MARCH 31    DECEMBER 31
                                                                          1997          1996
                                                                       -----------  ------------
Raw materials........................................................   $   1,501    $    1,638
Work-in-process......................................................       6,005         6,624
Finished goods.......................................................      11,375         9,103
Manufacturing supplies...............................................       3,741         3,967
                                                                       -----------  ------------
                                                                           22,622        21,332
Less LIFO reserve....................................................       4,025         4,025
                                                                       -----------  ------------
                                                                        $  18,597    $   17,307
                                                                       -----------  ------------
                                                                       -----------  ------------

    Annually, at the end of each year, management determines inventory levels based on the taking of a physical inventory. The amount of inventories at March 31, 1997, has been determined based upon inventory levels indicated by perpetual inventory accounting records. In addition, an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE C--CREDIT ARRANGEMENTS

    A summary of indebtedness under the Company's credit arrangements consists of the following (in thousands):

                                                                        MARCH 31    DECEMBER 31
                                                                          1997          1996
                                                                       -----------  ------------
Term loan I..........................................................   $       0    $    1,120
Term loan II.........................................................           0           427
Capital expenditure line.............................................       4,065         4,280
Revolver.............................................................      11,540         7,305
Other notes payable..................................................         270           277
                                                                       -----------  ------------
                                                                           15,875        13,409
Less current maturities..............................................        (887)       (2,434)
                                                                       -----------  ------------
                                                                        $  14,988    $   10,975
                                                                       -----------  ------------
                                                                       -----------  ------------

    The Company maintains a senior financing agreement that, as last amended April 1997, provides for up to $15,000,000 of revolving credit borrowings, capital expenditure line term loans, and other term loans. The interest rates on its existing credit lines and term loans vary based on the Chemical Bank prime rate or LIBOR plus 1-3/4%; and the annual revolving credit line commitment fee is 1/8% of the unused balance. Under the terms of its senior financing agreement, the Company is permitted to convert its Capital Expenditure Line indebtedness to a fixed interest rate. The senior credit agreement may be terminated by the Company or, on or after January 1, 2001 and upon 90 days written notice, by the lender.

    The final principal installments totaling $1,547,050 under the Term Loan I and II portions of the senior financing agreement were repaid in full during the quarter ended March 31, 1997. As of March 31, 1997, the revolving credit line loan balance, due January 1, 2001, was $11,540,000, and the unused borrowing availability approximated $3,460,000. The Capital Expenditure Line portion of the loan agreement is required to be repaid in quarterly principal installments of $215,000, with a final principal payment of $195,000 on October 1, 2001.

    Effective April 1997, the Company's senior lending agreement was amended to provide, under the terms of an "Additional Capital Expenditure Line," up to $23,000,000 additional borrowing availability to finance current machinery and equipment expenditures, governed by a percentage of such expenditures. Under the terms of the amendment the total borrowings under this new borrowing line may, at the Company's election, through January 1, 1999, bear a fixed interest rate, and certain prepayments of the credit through January 1, 1999, could result in prepayment fees of 1.5% of the amounts prepaid.

    The Company's senior lending agreement contains various restrictive covenants, including that the Company must maintain specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited to the annual amounts set forth in the agreement. At March 31, 1997, the Company's retained earnings available for dividends is $-0-. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to a third party's security interests.

NOTE D--COMMITMENTS AND CONTINGENCIES

    The Company is principally self-insured for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specified dollar limits. The Company also has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July
1997). A liability has been established for those illnesses and injuries occurring on or before March 31, 1997, for which an amount of expected loss could be reasonably estimated.

NOTE E--STOCKHOLDERS' EQUITY

    Commencing in April 1995 through March 31, 1996, the Company repurchased 1,105,000 shares at a total cost of $11,483,000, including 350,000 shares purchased at a cost of $3,500,000 during the quarter ended March 31, 1996.

NOTE F--FIXED ASSET IMPAIRMENT

    During the first quarter of 1996, the Company determined that certain cut-to-length equipment utilized in one of the Company's production lines was not performing up to expectations and the decision to replace the equipment was made. Based upon this indication of impairment, the Company recorded a $1,862,000 charge against operations that has been included in the gain/loss on disposal of assets.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

    Net sales decreased 8.3% in the first quarter of 1997 to $24,429,000 down $2,218,000 from the first quarter of 1996, primarily as a result of weakness in certain of the industries that the Company serves, the most significant of which being the truck trailer industry. Finished tonnage sales decreased to 37,457 tons in the first quarter of 1997 from 40,386 tons for the first quarter of 1996. Billet sales increased to 2,010 tons for the first quarter of 1997 from 1,145 tons in the first quarter of 1996.

COST OF SALES

    Cost of sales decreased to 83.4% of net sales or $20,368,000 for the first quarter of 1997 from 87.2% of net sales or $23,240,000 for the first quarter of 1996. The percent decrease in cost of goods sold is principally due to an increase in productivity and lower costs for maintenance spending and labor.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

    Selling, general, and administrative expenses for the first quarter of 1997 were $1,409,000 as compared to $1,168,000 for the first quarter of 1996. This increase was due primarily to higher legal expenses. As a percentage of net sales, selling and administrative expense was 5.8% in the first quarter of 1997 and 4.4% for the comparable period in 1996.

INTEREST EXPENSE, GAIN/LOSS ON DISPOSAL OF ASSETS AND OTHER EXPENSE (INCOME)

    Interest expense for the first quarter of 1997 was $260,000, compared to $365,000 for the first quarter of 1996. As a percentage of net sales, interest expense was 1.1% in the first quarter of 1997, compared to 1.4% for the first quarter of 1996. The Company recognized a gain on the disposal of equipment during the first quarter of 1997 in the amount of $223,000 as compared to a $1,949,000 loss in the first quarter of 1996. Other expense (income) for the first quarter of 1997 was $67,000 of income compared to $98,000 of income for the first quarter of 1996.

NET INCOME

    Net income for the first quarter of 1997 increased by $1,531,000 to $1,545,000 from $14,000 for the first quarter of 1996. This increase in net income reflected both an increase in gross profit and the absence, in this year's results, of the loss on disposal of assets. As a percentage of net sales, net income was 6.3% for the first quarter of 1997, compared to 0.0% for the first quarter of 1996.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's primary ongoing cash needs are for working capital requirements, debt service and capital expenditures. The three present sources for the Company's liquidity needs are internally generated funds, a capital expenditure term loan line, and the Company's revolving credit facility, which the Company anticipates will be sufficient for its ongoing cash needs. Working capital at the end of the first quarter of 1997 was $18,381,000, compared to $15,061,000 at the end of the prior fiscal year. This increase in working capital was due primarily to working capital provided by the Company's revolving credit facility. The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 annually over the next several years.

    In December 1996, the Company's Board of Directors approved Phase II of the Company's expansion and modernization program to the Huntington, West Virginia plant. The program includes a new high speed reheat furnace, quick-change mill roll stands, new warehouse space, and other miscellaneous equipment enhancements. The project is expected to cost approximately $28 million (not including capitalized interest) and is scheduled to be completed by late 1997 without material disruptions to existing operations. The Company will fund the project from a combination of internally generated cash flow and bank debt. In addition, from time to time, the Company evaluates discretionary capital expenditures and acquisition opportunities. Any such expenditure would be subject to availability of funds and approval by the Company's Board of Directors.

FORWARD LOOKING STATEMENTS

    Any Forward Looking Statements contained herein are subject to the section on Forward Looking Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including the following risk factors set forth therein: the cyclical and capital intensive nature of the industry; pressure resulting from foreign and domestic competition; reduction in demand for the Company's products and industry pricing; volatility of raw material costs, especially steel scrap, resulting in reduced profit margins; excess industry capacity resulting in reduced profit margins; and the cost of compliance with environmental regulations. In addition, the Forward Looking Statements contained herein are also subject to the timely completion of the modernization and expansion program and the Company's ability to effectively integrate new equipment.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit

        11.1 Computation of Earnings Per Share Data.

    (b) Reports on Form 8-K

        Registrant filed a report on Form 8-K dated March 13, 1997, regarding the adoption of a Stockholder Rights Plan, a copy of which was filed as an exhibit thereto.

                                 SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATED: May 13, 1997                           STEEL OF WEST VIRGINIA, INC.
                                              -----------------------------
                                              (Registrant)


                                              /s/ Mark G. Meikle
                                              -----------------------------
                                              Mark G. Meikle, Vice President,
                                              Treasurer and Chief Financial
                                               Officer