Form 10-Q
period 1997-06-30
STEEL OF WEST VIRGINIA INC
filed 1997-08-14
CIK 820960

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________
               Commission file number 0-16254

                     Steel of West Virginia, Inc.
      -------------------------------------------------------
      (Exact name of registrant as specified in its charter)

            Delaware                                     55-0684304
--------------------------------                        ----------------
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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997, is as follows:

    5,991,276 shares of common stock, par value $.01 per share.

                          STEEL OF WEST VIRGINIA, INC.
                                AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                        NUMBER

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of
    June 30, 1997 and December 31, 1996.........................           3

Condensed Consolidated Statements of Income for
    the Three-Month and Six-Month Periods Ended
    June 30, 1997 and June 30, 1996.............................           4

Condensed Consolidated Statements of Cash Flows
    for the Three-Month and Six-Month Periods Ended
    June 30, 1997 and June 30, 1996.............................           5

Notes to Condensed Consolidated Financial Statements............           6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........           9

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders....          11

Item 6.  Exhibits and Reports on Form 8-K.......................          12

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED BALANCE SHEETS
STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            JUNE 30   DECEMBER 31
                                                                                             1997         1996
                                                                                           ---------  ------------
ASSETS
CURRENT ASSETS
    Cash.................................................................................  $       0   $        0
    Receivables, net of allowances of $579
       and $599..........................................................................     11,513        6,579
    Inventories..........................................................................     21,494       17,307
    Deferred income taxes................................................................      3,121        3,121
    Other current assets.................................................................        421          220
                                                                                           ---------   -----------
                         TOTAL CURRENT ASSETS............................................     36,549       27,227

Property, plant, and equipment...........................................................     39,951       33,298
Goodwill.................................................................................     18,111       18,452
Other assets.............................................................................        329          322
                                                                                           ---------  ------------
                         TOTAL ASSETS....................................................  $  94,940   $   79,299
                                                                                           ---------  ------------
                                                                                           ---------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Overdraft............................................................................. $   1,731   $    1,097
    Accounts payable......................................................................     5,983        4,161
    Accrued payroll and benefits payable..................................................     4,517        3,599
    Income taxes payable (refundable).....................................................       648       (1,146)
    Other current liabilities.............................................................     2,237        2,021
    Current maturities of long-term debt..................................................       891        2,434
                                                                                           ---------  ------------
                         TOTAL CURRENT LIABILITIES........................................    16,007       12,166
    Long-term debt........................................................................    19,774       10,975
    Deferred income taxes.................................................................     6,332        6,332
    Other long-term liabilities...........................................................       618          819
                                                                                           ---------  ------------
                         TOTAL LIABILITIES................................................    42,731       30,292
STOCKHOLDERS' EQUITY
    Common stock, $.01 par value: 12,000,000
       voting shares authorized, 7,096,576 and
       7,091,360 issued, including treasury
       stock..............................................................................        71           71
    Paid-in capital.......................................................................    26,627       26,627
    Treasury stock--1,105,300 shares at cost..............................................   (11,483)     (11,483)
    Retained earnings.....................................................................    36,994       33,792
                                                                                           ---------  ------------
                         TOTAL STOCKHOLDERS' EQUITY.......................................    52,209       49,007
                                                                                           ---------  ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................... $  94,940   $   79,299
                                                                                           ---------  ------------
                                                                                           ---------  ------------

NOTE: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except per share amounts)

                                                                         Three Months Ended     Six Months Ended
                                                                              June 30               June 30
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
Net sales.............................................................  $  27,923  $  23,797  $  52,351  $  50,444
Cost of sales.........................................................     23,675     21,429     44,042     44,669
                                                                        ---------  ---------  ---------  ---------
    GROSS PROFIT......................................................      4,248      2,368      8,309      5,775

Selling and administrative expenses...................................      1,646        987      3,055      2,155
Interest Expense......................................................        235        343        495        708
(Gain)/Loss on disposal of assets.....................................       (230)        53       (453)     2,003
Other (income) expense................................................       (276)      (156)      (343)      (254)
                                                                        ---------   --------  ---------  ---------
INCOME BEFORE INCOME TAXES............................................      2,873      1,141      5,555      1,163
Income Taxes..........................................................     (1,216)      (523)    (2,353)      (532)
                                                                        ---------  ---------  ---------  ---------
    NET INCOME........................................................  $   1,657  $     618  $   3,202  $     631
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
NET INCOME PER COMMON SHARE, based on 5,994,114 and 5,992,987 weighted average shares of common stock outstanding during the three months and six months ended June 30, 1997 and 5,986,923 and 6,060,658 weighted average shares of common stock outstanding during the three
  months and six months ended June 30, 1996...........................  $     .28  $     .10  $     .53  $     .10
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands)


                                                                              Three Months Ended     Six Months Ended
                                                                                   June 30               June 30
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
CASH FROM OPERATIONS.......................................................  $     689  $   3,939  $   1,099  $   6,448
INVESTMENT ACTIVITIES
    Additions to property, plant,
       and equipment.......................................................     (5,579)      (798)    (8,989)    (1,444)

FINANCING ACTIVITIES
    Revolving credit loan..................................................      4,991     (2,598)     9,226      1,228
    Long-term debt repayments..............................................       (201)    (1,471)    (1,970)    (2,942)
    Purchase of treasury stock.............................................          0          0          0     (3,500)
                                                                             ---------  ---------  ---------  ---------
                                                                                 4,790     (4,069)     7,256     (5,214)
                                                                             ---------  ---------  ---------  ---------
    INCREASE (DECREASE) IN CASH............................................  $    (100) $    (928) $    (634) $    (210)
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

June 30, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Steel of West Virginia, Inc. (the "Company") and its wholly-owned subsidiaries SWVA, Inc. and Marshall Steel, Inc. Such condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net income per common share is calculated based on 5,994,114 and 5,992,987 weighted average shares of common stock outstanding during the three-month and six-month periods ended June 30, 1997 and 5,986,923 and 6,060,658 weighted average shares of common stock outstanding during the three-month and six-month periods ended June 30, 1996. The effect of the Company's stock option plans was anti-dilutive for all periods presented.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):

                                                                        June 30   December 31
                                                                         1997         1996
                                                                      ---------  ------------
       Raw materials...................................................  $   1,737   $    1,638
       Work-in-process.................................................      7,738        6,624
       Finished goods..................................................     12,435        9,103
       Manufacturing supplies..........................................      3,609        3,967
                                                                          ---------  ------------
                                                                            25,519       21,332
       Less LIFO reserve...............................................      4,025        4,025
                                                                          ---------  ------------
                                                                          $  21,494   $   17,307
                                                                          ---------  ------------
                                                                          ---------  ------------

Annually, at the end of each year, management determines inventory levels based on the taking of a physical inventory. The amount of inventories at June 30, 1997, has been determined based upon inventory levels indicated by perpetual inventory accounting records. In addition, an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE C--CREDIT ARRANGEMENTS

A summary of indebtedness under the Company's credit arrangements consists of the following (in thousands):

                                                June 30    December 31
                                                  1997        1996
                                               ---------  ------------
Term loan I..................................  $       0    $   1,120
Term loan II.................................          0          427
1994 Capital expenditure line................      3,850        4,280
1997 Capital expenditure line                      6,000            0
Revolver.....................................     10,531        7,305
Other notes payable..........................        284          277
                                               ---------   -----------
                                                  20,665       13,409
Less current maturities......................       (891)      (2,434)
                                               ---------   -----------
                                               $  19,774    $   10,975
                                               ---------   -----------
                                               ---------   -----------

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

Effective April 1997, the Company's senior lending agreement was amended to provide, under the terms of an "Additional Capital Expenditure Line," up to $23,000,000 additional borrowing availability to finance current machinery and equipment expenditures, governed by a percentage of such expenditures. Under the terms of the amendment the total borrowings under this new borrowing line may, at the Company's election, through January 1, 1999, bear a fixed interest rate, and certain prepayments of the credit through January 1, 1999, could result in prepayment fees of 1.5% of the amounts prepaid. As of June 30, 1997, the Company has borrowed $6,000,000 under this "Additional Capital Expenditure Line."

The final principal installments totaling $1,547,050 under the Term Loan I and II portions of the senior financing agreement were repaid in full during the quarter ended March 31, 1997. As of June 30, 1997, the revolving credit line loan balance, due January 1, 2001, was $10,531,000, and the unused borrowing availability approximated $4,469,000. The 1994 Capital Expenditure Line portion of the loan agreement is required to be repaid in quarterly principal installments of $215,000, with a final principal payment of $195,000 on October 1, 2001. The 1997 Capital Expenditure Line will be repaid in equal quarterly installments of principal computed on a ten year amortization schedule, which installments shall commence on July 1, 1998 and quarterly thereafter until paid in full.

The Company's senior lending agreement contains various restrictive covenants, including that the Company must maintain specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited to the annual amounts set forth in the agreement. At June 30, 1997, the Company's retained earnings available for dividends is $-0-. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to a third party's security interests.

NOTE D--COMMITMENTS AND CONTINGENCIES

The Company is principally self-insured for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specified dollar limits. The Company also has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July 1998). A liability has been established for those illnesses and injuries occurring on or before June 30, 1997, for which an amount of expected loss could be reasonably estimated.

NOTE E--STOCKHOLDERS' EQUITY

Commencing in April 1995 through the quarter ended March 31, 1996, the Company repurchased 1,105,000 shares at a total cost of $11,483,000, including 350,000 shares purchased at a cost of $3,500,000 during the quarter ended March 31, 1996.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

Net sales increased 17.3% in the second quarter of 1997 to $27,923,000 up $4,126,000 from the second quarter of 1996, primarily due to an increase in tonnage of products shipped. Finished tonnage sales increased to 45,070 tons in the second quarter of 1997 from 35,421 tons for the second quarter of 1996. Billet sales increased to 1,370 tons for the second quarter of 1997 from 1,189 tons in the second quarter of 1996.

Net sales for the six months ended June 30, 1997 increased 3.8% to $52,351,000 from $50,444,000 for the comparable period in 1996, primarily due to an increase in tonnage of products shipped. Finished tonnage sales increased to 82,526 tons for the six months ended June 30, 1997 from 75,808 tons for the comparable period in 1996. Billet sales increased to 3,380 tons for the same period in 1997, from 2,334 tons for the comparable period in 1996.

COST OF SALES

Cost of sales decreased to 84.8% of net sales or $23,675,000 for the second quarter of 1997 from 90.0% of net sales or $21,429,000 for the second quarter of 1996. The percent decrease in cost of goods sold is principally due to an increase in productivity and a decrease in workers compensation expense coupled with fixed costs being a smaller component of cost of goods sold due to higher sales and production levels.

Cost of sales for the six months ended June 30, 1997 decreased to 84.1% of net sales or $44,042,000 from 88.6% of net sales or $44,669,000 for the comparable period in 1996. This decrease in costs of goods sold was principally due to an increase in productivity and lower costs for utilities, medical care, and workers compensation, in addition to fixed costs being a smaller component of costs of goods sold due to higher sales and production levels.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the second quarter of 1997 were $1,646,000 as compared to $987,000 for the second quarter of 1996. This increase was due primarily to (i) higher legal and professional fees incurred in connection with the unsolicited proposal from CPT Holdings, Inc. to enter into discussions regarding the possible sale of the Company, and the proxy contest relating to certain of the matters that were voted on by the stockholders at the Annual Meeting of the Stockholders, and (ii) higher travel expenses. As a percentage of net sales, selling and administrative expense was 5.9% in the second quarter of 1997 and 4.1% for the comparable period in 1996.

Selling, general, and administrative expenses for the six month period ended June 30, 1997 were $3,055,000, compared to $2,155,000 for the comparable period in 1996. This increase was due primarily to higher legal and professional fees, for the reasons set forth above, and higher travel expenses. As a percentage of net sales, selling and administrative expense was 5.8% in the six month period ended June 30, 1997, compared to 4.3% for the comparable period in 1996.

INTEREST EXPENSE, GAIN/LOSS ON DISPOSAL OF ASSETS AND OTHER OPERATING EXPENSE/INCOME

Interest expense for the second quarter of 1997 was $235,000, compared to $343,000 for the second quarter of 1996. Interest expense decreased primarily due to $145,000 of capitalized interest incurred in connection with Phase II of the Company's expansion and modernization program. As a percentage of net sales, interest expense was .8% in the second quarter of 1997, compared to 1.4% for the second quarter of 1996. The Company recognized a gain on the sale of certain equipment during the second quarter of 1997 in the amount of $230,000 as compared to a $53,000 loss in the second quarter of 1996. Other operating expense/income for the second quarter of 1997 was $276,000 of income compared to $156,000 of income for the second quarter of 1996.

Interest expense for the six months ended June 30, 1997 was $495,000, compared to $708,000 for the comparable period in 1996. Interest expense decreased primarily due to $179,000 of capitalized interest incurred in connection with Phase II of the Company's expansion and modernization program. As a percentage of net sales, interest expense was .9% in the six month period ended June 30, 1997, compared to 1.4% for the comparable period in 1996. The Company recognized a gain on the sale of certain equipment of $453,000 for the six months ended June 30, 1997 compared to a loss on the disposal of equipment of $2,003,000 for the six months ended June 30, 1996. Other operating expense/income for the six months ended June 30, 1997 was $343,000 of income compared to $254,000 of income for the comparable period in 1996.

NET INCOME

Net income for the second quarter of 1997 increased by $1,039,000 to $1,657,000 from $618,000 for the second quarter of 1996. This increase in net income is due primarily to higher sales and operating income. As a percentage of net sales, net income was 5.9% for the second quarter of 1997, compared to 2.6% for the second quarter of 1996.

Net income for the six months ended June 30, 1997 was $3,202,000, compared to $631,000 for the comparable period in 1996. This increase reflected both an increase in gross profit and the absence, in this year's results, of the loss on disposal of assets. As a percentage of net sales, net income was 6.1% in the six month period ended June 30, 1997, compared to 1.3% for the comparable period in 1996.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's primary ongoing cash needs are for working capital requirements, debt service and capital expenditures. The three present sources for the Company's liquidity needs are internally generated funds, a capital expenditure term loan line, and the Company's revolving credit facility, which the Company anticipates will be sufficient for its ongoing cash needs. Working capital at the end of the second quarter of 1997 was $20,542,000, compared to $15,061,000 at the end of the prior fiscal year. This increase in working capital was funded primarily by the Company's revolving credit facility. The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 annually over the next several years.

In December 1996, the Company's Board of Directors approved Phase II of the Company's expansion and modernization program to the Huntington, West Virginia plant. The program includes a new high speed reheat furnace, quick-change mill roll stands, new warehouse space, and other miscellaneous equipment enhancements. The project is expected to cost approximately $30.5 million (not including capitalized interest) and is scheduled to be completed by late 1997 without material disruptions to existing operations. The Company has funded, and will continue to fund, the project from a combination of internally generated cash flow and bank debt. In addition, from time to time, the Company evaluates discretionary capital expenditures and acquisition opportunities. Any such expenditure would be subject to availability of funds and approval by the Company's Board of Directors.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 15, 1997, for which proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, the stockholders elected six directors, each for a term of one year. The tabulation of the votes cast for each nominee for director was as follows:

Name of Nominee                             VOTED FOR
---------------                            ----------
Stephen A. Albert........................   4,752,127
Robert L. Bunting, Jr....................   4,752,127
Timothy R. Duke..........................   4,752,084
Albert W. Eastburn.......................   4,752,127
Daniel N. Pickens........................   4,752,127
Paul E. Thompson.........................   4,752,177

At the Annual Meeting of Stockholders, the stockholders also approved the following:

(1) the appointment of Ernst & Young as independent auditors, by a vote of 5,312,028 shares in favor, 8,199 shares against and 4,410 shares abstained.

At the Annual Meeting of Stockholders, the stockholders did not approve the following:

(1) an Amendment to Steel of West Virginia, Inc.'s Certificate of Incorporation to authorize 13,000,000 additional shares of common stock, by a vote of 2,021,121 shares in favor, 3,010,333 shares against and 3,114 shares abstained;

(2) an Amendment to Steel of West Virginia, Inc.'s Certificate of Incorporation to authorize 2,000,000 shares of preferred stock, by a vote of 1,509,690 shares in favor, 3,414,708 shares against and 4,119 shares abstained;

(3) an Amendment to Steel of West Virginia, Inc.'s Certificate of Incorporation to provide that stockholder action may be taken only at a meeting of the stockholders, by a vote of 1,844,828 shares in favor, 3,080,535 shares against and 3,154 shares abstained; and

(4) a non-binding resolution requesting that the Board negotiate with potential bidders concerning the sale of the Company, by a vote of 388,257 shares in favor, 4,974,071 shares against and 709 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit

     4.1(h) Amendment, dated April 3, 1997 ("Amendment No. 8"), to the Financing Agreement, dated December 30, 1986, between SWVA, Inc. ("SWVA") and The CIT Group/Business Credit, Inc. ("CIT")

     4.10(d) Fourth Amendment to Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated April 3, 1997 ("Mortgage Amendment No. 4"), by SWVA in favor of CIT

     4.12 Promissory Note, dated April 3, 1997 ("Note 5"), in the principal amount of $23,000,000 issued by SWVA in favor of The CIT Group/Business Credit, Inc.

     10.1(h)  Amendment No. 8 (see Exhibit 4.1(h))

     10.10(c) Mortgage Amendment No. 4 (see Exhibit 4.10(d))

     10.26    Note 5 (see Exhibit 4.12)

     11.1     Computation of Earnings Per Share
              Data

(b)  Reports on Form 8-K

     None

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATED: August 14, 1997               STEEL OF WEST VIRGINIA, INC.
                                     -----------------------------------
                                     (Registrant)


                                     /s/ Timothy R. Duke
                                     -----------------------------------
                                     Timothy R. Duke, President and
                                      Chief Executive Officer

                                     /s/ Mark G. Meikle
                                     -----------------------------------
                                     Mark G. Meikle, Vice President,
                                       Treasurer and Chief Financial
                                         Officer