Form 10-Q
period 1997-09-30
STEEL OF WEST VIRGINIA INC
filed 1997-11-14
CIK 820960

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997


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


                                 YES  X       NO

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997, is as follows:

    5,991,276 shares of common stock, par value $.01 per share.

                             STEEL OF WEST VIRGINIA, INC.
                                   AND SUBSIDIARIES


                                        INDEX

                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of                                    3
    September 30, 1997 and December 31, 1996

Condensed Consolidated Statements of Income for                                4
    the Three-Month and Nine-Month Periods Ended
    September 30, 1997 and September 30, 1996

Condensed Consolidated Statements of Cash Flows                                5
    for the Three-Month and Nine-Month Periods Ended
    September 30, 1997 and September 30, 1996

Notes to Condensed Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of                               9
       Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 6.  Exhibits and Reports on Form 8-K                                     12

PART I.  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED BALANCE SHEETS
STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

                                                     September 30   December 31
                                                          1997           1996
                                                     ------------   -----------
ASSETS
CURRENT ASSETS
     Cash.......................................      $   42         $    0

     Receivables, net of allowances of $594
     and $599...................................      11,955          6,579
     Inventories................................      21,822         17,307
     Deferred income taxes......................       3,121          3,121
     Other current assets.......................         662            220
                                                      ------         ------
TOTAL CURRENT ASSETS............................      37,602         27,227

Property, plant, and equipment..................      51,226         33,298
Goodwill........................................      17,940         18,452
Other assets....................................         664            322
                                                      ------         ------
TOTAL ASSETS....................................    $107,432        $79,299
                                                      ------         ------
                                                      ------         ------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Overdraft..................................      $    0        $ 1,097
     Accounts payable...........................      12,323          4,161
     Accrued payroll and benefits payable.......       4,687          3,599
     Income taxes payable (refundable)..........       1,072         (1,146)
     Other current liabilities..................       1,874          2,021
     Current maturities of long-term debt.......       1,941          2,434
                                                      ------         ------
TOTAL CURRENT LIABILITIES.......................      21,897         12,166

Long-term debt..................................      25,521         10,975
Deferred income taxes...........................       6,332          6,332
Other long-term liabilities.....................         176            819
                                                      ------         ------
TOTAL LIABILITIES...............................      53,926         30,292

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value: 12,000,000
     voting shares authorized, 7,096,576 and
     7,091,360 issued, including treasury
      stock....................................           71             71
     Paid-in capital...........................       26,627         26,627
     Treasury stock - 1,105,300 shares at cost.      (11,483)       (11,483)

   Retained earnings...........................       38,291         33,792
                                                      ------         ------
TOTAL STOCKHOLDERS' EQUITY.....................       53,506         49,007
                                                      ------         ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....     $107,432        $79,299
                                                      ------         ------
                                                      ------         ------
NOTE:    The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except per share amounts)



                                          Three Months Ended             Nine Months Ended
                                             September 30                  September 30
                                           1997          1996            1997          1996
                                          --------------------         -----------------------
Net sales.............................   $29,550        $22,229        $81,900        $72,673
Cost of sales.........................    26,191         20,225         70,233         64,894
                                          ------         ------         ------         ------
    GROSS PROFIT......................     3,359          2,004         11,667          7,779

Selling and administrative expenses...     1,337            973          4,391          3,128
Interest Expense......................       187            294            682          1,002
(Gain)/Loss on disposal of assets.....      (288)           464           (741)         2,467
Other (income) expense................       (98)           (54)          (441)          (309)
                                          ------         ------         ------         ------
       INCOME BEFORE INCOME TAXES.....     2,221            327          7,776          1,491

Income Taxes                                (924)          (318)        (3,277)          (851)
                                          ------         ------         ------         ------
         NET INCOME                      $ 1,297           $  9        $ 4,499        $   640
                                          ------         ------         ------         ------
                                          ------         ------         ------         ------

NET INCOME PER COMMON SHARE,
   based on 5,994,705 and
   5,993,560 weighted average
   shares of common stock
   outstanding during the three
   months and nine months ended
   September 30, 1997 and 5,988,025
   and 6,036,503 weighted average
   shares of common stock
   outstanding during the three
   months and nine months ended
   September 30, 1996................      $.22           $.00           $.75             $.11

  See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands)


                                          Three Months Ended             Nine Months Ended
                                             September 30                  September 30
                                           1997          1996            1997          1996
                                          --------------------         -----------------------
CASH FROM OPERATIONS............       $  2,910     $ 5,522         $  4,009        $ 11,970

INVESTMENT ACTIVITIES
   Additions to property, plant,
     and equipment..............         (7,934)     (3,490)         (16,923)         (4,934)

FINANCING ACTIVITIES
   Revolving credit loan........          2,520        (222)           5,746           1,006
   Proceeds from debt issue.....          4,500           0           10,500               0
   Long-term debt repayments....           (223)     (1,472)          (2,193)         (4,414)
   Purchase of treasury stock                 0           0                0          (3,500)
                                          ------     ------           ------         ------
                                          6,797      (1,694)          14,053          (6,908)
                                          ------     ------           ------         ------
    INCREASE (DECREASE) IN CASH        $  1,773     $   338         $  1,139           $ 128
                                          ------     ------           ------         ------
                                          ------     ------           ------         ------

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

September 30, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Steel of West Virginia, Inc. (the Company) and its wholly-owned subsidiaries SWVA, Inc. and Marshall Steel, Inc. Such condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net income per common share is calculated based on 5,994,705 and 5,993,560 weighted average shares of common stock outstanding during the three-month and nine-month periods ended September 30, 1997 and 5,988,025 and 6,036,503 weighted average shares of common stock outstanding during the three-month and nine-month periods ended
September 30, 1996. The effect of the Company's stock option plans was anti-dilutive for all periods presented.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):

                                           September 30   December 31
                                               1997           1996
                                           -------------  ------------
         Raw materials                        $ 2,486     $ 1,638
         Work-in-process                        7,242       6,624
         Finished goods                        12,523       9,103
         Manufacturing supplies                 3,596       3,967
                                           -------------  ------------
                                               25,847      21,332
         Less LIFO reserve                      4,025       4,025
                                           -------------  ------------
                                              $21,822     $17,307
                                           -------------  ------------
                                           -------------  ------------

Annually, at the end of each year, management determines inventory levels based on the taking of a physical inventory. The amount of inventories at September 30, 1997, has been determined based upon inventory levels indicated by perpetual inventory accounting records. In addition, an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE C--CREDIT ARRANGEMENTS

A summary of indebtedness under the Company's credit arrangements consists of the following (in thousands):

                                            September 30    December 31
                                                1997            1996
                                           -------------  ------------
Term loan I                                   $     0         $ 1,120
Term loan II                                        0             427
1994 Capital expenditure line                    3,635          4,280
1997 Capital expenditure line                   10,500              0
Revolver                                        13,051          7,305
Other notes payable                                276            277
                                           -------------  ------------
                                                27,462         13,409
Less current maturities                         (1,941)        (2,434)
                                           -------------  ------------
                                               $25,521        $10,975
                                           -------------  ------------
                                           -------------  ------------

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

Effective April 1997, the Company's senior lending agreement was amended to provide, under the terms of an "Additional Capital Expenditure Line," up to $23,000,000 additional borrowing availability to finance current machinery and equipment expenditures, governed by a percentage of such expenditures. Under the terms of the amendment the total borrowings under this new borrowing line may, at the Company's election, through January 1, 1999, bear a fixed interest rate, and certain prepayments of the credit through January 1, 1999, could result in prepayment fees of 1.5% of the amounts prepaid. As of September 30, 1997, the Company has borrowed $10,500,000 under this "Additional Capital Expenditure Line."

The final principal installments totaling $1,547,050 under the Term Loan I and II portions of the senior financing agreement were repaid in full during the quarter ended March 31, 1997. As of September 30, 1997, the revolving credit line loan balance, due January 1, 2001, was $13,051,000, and the unused borrowing availability approximated $1,949,000. The 1994 Capital Expenditure Line portion of the loan agreement is required to be repaid in quarterly principal installments of $215,000, with a final principal payment of $195,000 on October 1, 2001. The 1997 Capital Expenditure Line will be repaid in equal quarterly installments of principal computed on a ten year amortization schedule, which installments shall commence on July 1, 1998 and quarterly thereafter until paid in full.

The Company's senior lending agreement contains various restrictive covenants, including that the Company must maintain specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited to the annual amounts set forth in the agreement. At September 30, 1997, the Company's retained earnings available for dividends is $-0-. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to a third party's security interests.

NOTE D--COMMITMENTS AND CONTINGENCIES

The Company is principally self-insured for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specified dollar limits. The Company also has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July 1998). A liability has been established for those illnesses and injuries occurring on or before September 30, 1997, for which an amount of expected loss could be reasonably estimated.

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

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales

Net sales increased 32.9% in the third quarter of 1997 to $29,550,000 up $7,321,000 from the third quarter of 1996, primarily due to an increase in tonnage of products shipped. Finished tonnage sales increased to 48,950 tons in the third quarter of 1997 from 35,501 tons for the third quarter of 1996. Billet sales decreased to 1,447 tons for the third quarter of 1997 from 1,728 tons in the third quarter of 1996.

Net sales for the nine months ended September 30, 1997 increased 12.7% to $81,900,000 from $72,673,000 for the comparable period in 1996, primarily due to an increase in tonnage of products shipped. Finished tonnage sales increased to 131,478 tons for the nine months ended September 30, 1997 from 111,308 tons for the comparable period in 1996. Billet sales increased to 4,827 tons for the same period in 1997 from 4,063 tons for the comparable period in 1996.

Cost of Sales

Cost of sales decreased to 88.6% of net sales or $26,191,000 for the third quarter of 1997 from 91.0% of net sales or $20,225,000 for the third quarter of 1996. The percent decrease in cost of goods sold is principally due to a decrease in workers compensation and disability expense coupled with fixed costs being a smaller component of cost of goods sold due to higher sales and production levels. These decreases were partially offset by the effect of a five day shutdown of the #2 Mill for the switch-over to a new reheat furnace as well as the effect of a short break-in period.

Cost of sales for the nine months ended September 30, 1997 decreased to 85.8% of net sales or $70,233,000 from 89.3% of net sales or $64,894,000 for the comparable period in 1996. This decrease in cost of goods sold was principally due to a decrease in workers compensation and disability expense coupled with fixed costs being a smaller component of cost of goods sold due to higher sales and production levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the third quarter of 1997 were $1,337,000 as compared to $973,000 for the third quarter of 1996. This increase was due primarily to higher professional and consulting fees, travel expenses, and compensation payments made under the Company's Non-Competition Agreement with its former Chairman. As a percentage of net sales, selling and administrative expense was 4.5% in the third quarter of 1997 and 4.4% for the comparable period in 1996.

Selling, general, and administrative expenses for the nine month period ended September 30, 1997 were $4,391,000, compared to $3,128,000 for the comparable period in 1996. This increase was due primarily to higher professional and consulting fees, including the higher fees resulting from the unsolicited proposal from CPT Holdings, Inc. to enter into discussions regarding the possible sale of the Company; the proxy contest relating to certain of the matters that were voted on by the stockholders at the Annual Meeting of the Stockholders; and higher travel expenses. As a percentage of net sales, selling and administrative expense was 5.4% in the nine month period ended September 30, 1997, compared to 4.3% for the comparable period in 1996.

Interest Expense, Gain/Loss on Disposal of Assets and Other Operating Expense/Income

Interest expense for the third quarter of 1997 was $187,000, compared to $294,000 for the third quarter of 1996. Interest expense decreased primarily due to $291,000 of interest costs being capitalized in connection with Phase II of the Company's expansion and modernization program. As a percentage of net sales, interest expense was .6% in the third quarter of 1997, compared to 1.3% for the third quarter of 1996. The Company recognized a gain on the sale of certain equipment during the third quarter of 1997 in the amount of $288,000 as compared to a $464,000 loss in the third quarter of 1996. Other operating expense/income for the third quarter of 1997 was $98,000 of income compared to $54,000 of income for the third quarter of 1996.

Interest expense for the nine months ended September 30, 1997 was $682,000, compared to $1,002,000 for the comparable period in 1996. Interest expense decreased primarily due to $470,000 of interest costs being capitalized in connection with Phase II of the Company's expansion and modernization program. As a percentage of net sales, interest expense was .8% in the nine month period ended September 30, 1997, compared to 1.4% for the comparable period in 1996. The Company recognized a gain on the sale of certain equipment of $741,000 for the nine months ended September 30, 1997 compared to a loss on the disposal of equipment of $2,467,000 for the nine months ended September 30, 1996. Other operating expense/income for the nine months ended September 30, 1997 was $441,000 of income compared to $309,000 of income for the comparable period in 1996.

Net Income

Net income for the third quarter of 1997 increased by $1,288,000 to $1,297,000 from $9,000 for the third quarter of 1996. This increase in net income is due primarily to higher sales and operating income, and an absence, in this year's results, of a loss on disposal of assets. As a percentage of net sales, net income was 4.4% for the third quarter of 1997, compared to 0.0% for the third quarter of 1996.

Net income for the nine months ended September 30, 1997 was $4,499,000, compared to $640,000 for the comparable period in 1996. This increase in net income is due primarily to higher sales and operating income, and an absence, in this year's results, of a loss on disposal of assets. As a percentage of net sales, net income was 5.5% in the nine month period ended September 30, 1997, compared to 0.9% for the comparable period in 1996.

Liquidity and Sources of Capital

The Company's primary ongoing cash needs are for working capital requirements, debt service and capital expenditures. The three present sources for the Company's liquidity needs are internally generated funds, a capital expenditure term loan line, and the Company's revolving credit facility, which the Company anticipates will be sufficient for its ongoing cash needs. Working capital at the end of the third quarter of 1997 was $15,705,000, compared to $15,061,000 at the end of the prior fiscal year. This increase in working capital was funded primarily by the proceeds from the Company's credit arrangements with its senior lender. The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 annually over the next several years.

In December 1996, the Company's Board of Directors approved Phase II of the Company's expansion and modernization program to the Huntington, West Virginia plant. The program includes a new high speed reheat furnace, quick-change mill roll stands, new warehouse space, and other miscellaneous equipment enhancements. The project is expected to cost approximately $31.5 million (not including capitalized interest) and is scheduled to be completed by early 1998 without material disruptions to existing operations. The Company has funded, and will continue to fund, the project from a combination of internally generated cash flow and bank debt. In addition, from time to time, the Company evaluates discretionary capital expenditures and acquisition opportunities. Any such expenditure would be subject to availability of funds and approval by the Company's Board of Directors.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit

    10.1 Non-Competition Agreement, effective as of July 11, 1997, between Steel of West Virginia, Inc. (the "Company") and
         Robert L. Bunting, Jr.

    10.2 Change in Control Severance Agreement, dated as of July 9, 1997, between the Company and Timothy R. Duke

    10.3 Change in Control Severance Agreement, dated as of July 7, 1997, between the Company and Mark Meikle

    11.1 Computation of Earnings Per Share Data

    27   Financial Data Schedule

(b) Reports on Form 8-K

    None
                                           12

                                  SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




DATED:  November 14, 1997           STEEL OF WEST VIRGINIA, INC.
                                  ----------------------------------
                                  (Registrant)

                                  /s/ Timothy R. Duke
                                  ----------------------------------
                                  Timothy R. Duke, President and
                                  Chief Executive Officer

                                  /s/ Mark G. Meikle
                                  ----------------------------------
                                  Mark G. Meikle, Vice President,
                                  Treasurer and Chief Financial
                                  Officer