Form 10-K
period 1997-12-31
STEEL OF WEST VIRGINIA INC
filed 1998-03-20
CIK 820960

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to __________________.

                           Commission File No. 0-16254

                          STEEL OF WEST VIRGINIA, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                  55-0684304
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification Number)

           17th Street and 2nd Avenue, Huntington, West Virginia 25703
               (Address of principal executive offices, zip code)

                                (304) 696 - 8200
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on March 2, 1998: $53,769,501.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 2, 1998: 6,010,795 shares of Common Stock, par value $.01 per share.

Documents incorporated by reference:

Registrant's Proxy Statement to be
filed pursuant to Regulation 14A within
120 days after the end of Registrant's
fiscal year covered by this Form 10-K                     Part III
----------------------------------------             -----------------
            (Document)                              (Part of Form 10-K
                                                    into which Document
                                                       incorporated)

                                TABLE OF CONTENTS

                                                                                                           Page

                                                                                                           ----


PART I.....................................................................................................  1

      Item 1.     Business.................................................................................  1
      Item 2.     Properties...............................................................................  8
      Item 3.     Legal Proceedings........................................................................  8
      Item 4.     Submission of Matters to a Vote of Security
                  Holders..................................................................................  9

PART II....................................................................................................  9

      Item 5.     Market for Registrant's Common Equity
                  and Related Stockholder Matters..........................................................  9
      Item 6.     Selected Financial Data.................................................................. 10
      Item 7.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............................................ 11
      Item 7A.    Quantitative and Qualitative Disclosures about
                  Market Risk.............................................................................. 17
      Item 8.     Financial Statements and Supplementary Data.............................................. 17
      Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure................................................... 17

PART III................................................................................................... 18

      Item 10.    Directors and Executive Officers of the
                  Registrant............................................................................... 18
      Item 11.    Executive Compensation................................................................... 18
      Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management.................................................................... 18
      Item 13.    Certain Relationships and Related
                  Transactions............................................................................. 18

PART IV.................................................................................................... 19

      Item 14.    Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K.................................................................. 19

SIGNATURES................................................................................................. 25

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES................................................... 26

                                                        ii

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

         The Company's specialty steel sections and custom-finished products (together, "Finished Products") are sold to selected niche markets and represent over 90% of the Company's total sales. Finished Products include cross-members and sub-frame sections ("Trailer Steel Products") used in the construction of truck trailers; mast sections and hanger bars for industrial lift trucks ("Industrial Lift Truck Products"); sections used in manufactured housing; guardrail posts; light rails and related accessories for the mining industries; frame sections and cleats for off-highway construction equipment (such as bulldozers and graders); and other miscellaneous steel products. The Company believes that it is the dominant producer of Trailer Steel and Industrial Lift Truck Products in the United States.

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

         The Company's business strategy is to maintain its strong position in each of the markets for its Finished Products by continuing to produce high quality products on a cost-effective basis and to identify additional markets where it can profitably supply Finished Products.

         The Company's mini-mill was acquired in 1982 by SWVA, Inc. ("SWVA"), which was organized by a group of investors including certain former members of the Company's management. The Company was organized in the State of Delaware in 1986 by then members of management and a private investment firm specializing in leveraged acquisitions, and the Company acquired all of the capital stock of SWVA in December 1986. Since then, SWVA has been a wholly-owned operating subsidiary. In October 1987, the Company sold 1.6 million shares of its Common Stock in an initial public offering. In February 1993, the Company completed an underwritten public offering pursuant to which it sold an additional 1.94 million shares of Common Stock and 2.66 million shares were sold by certain non-employee stockholders of the Company.

         The Company's other wholly-owned subsidiary, Marshall Steel, Inc. ("Marshall"), located in Memphis, Tennessee, was acquired in April 1993. Marshall fabricates special steel sections for the truck trailer industry. Since August 1993, SWVA has been the primary supplier of hot rolled steel sections to Marshall, having replaced the previous offshore supplier.

         The Company's executive offices are located at 17th Street and 2nd Avenue, Huntington, West Virginia, 25703, and its telephone number is (304) 696-8200. Unless the context otherwise requires, the term "Company" refers to Steel of West Virginia, Inc., SWVA and Marshall on a consolidated basis.

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

         The annual equipment capacity of the melt shop furnaces and caster is approximately 296,000 tons. The Company produced 249,000 tons of billets in 1997, or 84.1% of its melt shop capacity. The annual capacity of Finished Products from the Company's rolling mills is currently 260,000 tons. The Company produced 186,000 tons of Finished Products in 1997 which constituted 71.5% of its capacity. Historically, the Company has generally been able to produce all the billets it requires in its rolling operations, and has also generally been able to produce additional billets for sale to help cover fixed costs. However, the plant expansion and modernization program described under "Capital Improvements and Expansion" is intended to increase the plant's rolling capacity to over 420,000 tons annually. The Company will either purchase billets from an outside vendor or upgrade the capacity of its current furnace and caster to meet the rolling mills' new billet requirements.

         The Company transports its products by common carrier, generally shipping by truck and occasionally by rail and barge. The Huntington location has railroad sidings and a barge loading facility.

Capital Improvements and Expansion

         The Company plans to increase capacity and productivity over the next several years by continuing to modernize the Huntington facility and possibly through strategic acquisitions, both of which will be subject to available funds and approval by the Company's Board of Directors. In late 1994, the Company completed the first phase of its plant expansion and modernization program. The project included the upgrading of one of the plant's rolling mills, as well as the installation of additional fabrication equipment. In December 1996, the Company's Board of Directors approved Phase II of the expansion and modernization program. The project included a new high speed reheat furnace, quick-change mill roll stands, new warehouse space, and other equipment enhancements. The improvements are intended to reduce operating costs and increase the plant's rolling capacity by approximately 62%, to over 420,000 tons per year. The project, costing approximately $35 million (not including capitalized interest), was completed in early 1998. The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 to $2,000,000 annually over the next several years.

Products

         Trailer Steel Products are used in the assembly of trailers for highway transport. These products include cross-members, which are steel mini-beams providing floor support in truck trailers, and subframe sections which are beams attached to the undersides of truck trailers allowing cargo weight to be redistributed evenly over the wheels. Sales of Trailer Steel Products represented approximately 43%, 42%, and 51% of total net sales of the Company during the last three fiscal years ending December 31, 1997, 1996, and 1995, respectively. The Company believes that it is the dominant producer of such products in the United States.

         The Company also produces mast sections and hanger bars for industrial lift trucks and narrow aisle hand-operated trucks, as well as rail components used primarily in coal mining, including light rails and joint bars used to join rail sections. In addition, the Company produces frame sections and cleats used in off-highway equipment (such as bulldozers and graders). The Company also produces sections used in manufactured housing, automotive lifts, transit systems, containers, bridges, merchant sections, rack sections, guardrail posts, and historically, depending upon production costs and its other production schedules, billets.

         The Company manufactures most of its products to customer specifications, and in many instances provides custom-finishing operations. Due to the custom nature of its Finished Products, the Company generally maintains a minimum of Finished Product inventory.

         The Company regularly investigates the market potential of new products. Products that the Company has identified for growth include structural beams for manufactured housing, I-beams, wide flange beams and in 1998, channels for the merchant industry, and rack sections used in warehousing applications. Management believes that the Company's modernization project will enhance its ability to penetrate these markets, although there can be no assurance that it will be able to do so.

Customers

         The Company sells to approximately 200 customers, and during the year ended December 31, 1997, no single customer accounted for more than 10% of the Company's net sales. The Company currently has no long-term agreements with its customers, and there can be no assurance that any of the Company's customers will continue to purchase any specific product or quantity.

Marketing

         Senior management of the Company is directly involved in sales to new customers, and in sales of new products to existing customers. The Company's sales efforts cover all of the continental United States and certain foreign markets, although during 1997 exports constituted less than 5% of the Company's net sales. The

Company services the ongoing needs of its customers through five in-house sales representatives at its Huntington facility and two in-house sales representatives at its Memphis facility.

Competition and Other Market Factors

         The Company believes that there are many factors that distinguish it from other steel producers, including that the majority of its Finished Products are less volatile in their pricing than commodity steel products. Nonetheless, both the domestic steel industry and the Company's business are highly cyclical in nature. Management believes that its 1995 and 1997 net sales are more indicative of the Company's performance during periods of a stronger economy. Management believes that the Company's lower net sales during 1996 were largely due to the effects of a downturn in certain industries the Company serves, most significantly the truck trailer industry.

         The domestic and foreign steel industries are characterized by intense competition. The Company has identified competition from the following sources:
(1) in its truck trailer market, the Company faces competition from two North American mills; (2) in its industrial truck market, the Company competes with Japanese, British, West German and Italian producers who offer similar products;
(3) in its guardrail market, the Company encounters competition from many other domestic mills; and (4) in its off-highway equipment market, the Company competes with Italian, Japanese and British manufacturers. Despite this competition, the Company believes that it is the dominant producer of Trailer Steel and Industrial Lift Truck Products in the United States. Certain other companies such as Nucor Corporation, Chaparral Steel Company, Steel Dynamics, Inc. and one steel fabricator have announced their intention to build new plants within the next 12-24 months, which may compete with the Company. Although management believes that the lower production costs that are anticipated as a result of its capital improvement plan, close involvement with customers and the Company's geographical location are among its competitive advantages, there can be no assurance that the foregoing competition will not have an adverse effect on the Company in the future.

         Many of the Company's customers are in mature businesses. Accordingly, any material increase in tonnage sales of Finished Products by the Company would likely be the result of continued improvement in the economy as a whole, an increased share of the market for existing products, or sales by the Company of new products. The Company regularly investigates the market potential of new products, and it has identified certain products for growth, as described under "Products" herein. However, no assurance can be given that the Company will be successful in manufacturing and selling such products.

         Many steel producers that currently are competitors of the Company or which could enter the Company's markets have financial resources substantially greater than those available to the Company. The cost of steel scrap, the principal raw material used in the Company's mill, is subject to market conditions largely beyond the control of the Company. Further, rolled steel, which is the principal raw material used in the Company's Memphis facility, may be obtained by the Company's competitors on better terms. See "Raw Materials."

Backlog and Seasonality

         At December 31, 1997, the Company had firm orders for 60,183 tons representing sales of approximately $36,983,000, as compared with 33,015 tons representing sales of approximately $20,222,000 at December 31, 1996. The Company does not believe backlog is a significant indicator of future sales.

         The Company's Huntington, West Virginia operations occasionally shut down, for one to three weeks, for maintenance on a staggered basis. The Company's operations are not otherwise subject to seasonal fluctuations in sales.

Raw Materials

         The principal raw material used in the Company's steel mill is ferrous scrap derived from, among other sources, junked automobiles, structural steel and machines. The purchase of steel scrap is subject to market conditions largely beyond the control of the Company. However, the Company is located in a scrap surplus region, and therefore typically maintains less than a one month supply of scrap, which keeps inventory costs to a minimum. The Company has also supplemented scrap with a mix of direct reduced iron when it was economical to do so. The Company has historically been successful in passing on cost increases through price increases, however, the effect of market price competition has limited the Company's ability to increase prices. Although one scrap dealer supplies between 25% and 30% of the Company's requirements, the Company believes that a number of adequate sources of scrap and other raw materials that it uses are readily available. Since August 1993, SWVA has been the primary supplier of hot rolled steel sections to Marshall, having replaced the previous offshore supplier.

         The Company's manufacturing processes consume large amounts of energy in the form of electricity that the Company purchases principally from American Electric Power. The cost of electric power was approximately 6.2% of the cost of goods sold for 1997. West Virginia's abundant supply of coal, used in producing electricity, helps keep energy costs relatively low. The Company's current major power supply contract with American Electric Power automatically continues until such time as either party gives the other 12 months written notice of cancellation. The contract provides sufficient electrical power to operate the facility 24 hours a day, seven days a week at favorable rates. See "Business --

Manufacturing Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

         As of December 31, 1997, the Company employed 590 people, approximately 82% of whom were members of the United Steelworkers of America. The Company believes its relations with its employees are generally good. The Company's current collective bargaining agreement at the Huntington, West Virginia facility expires in June 1999. Under this agreement, all employees are salaried, there are no time clocks or job descriptions, and the Company utilizes only two basic classifications for production and maintenance personnel (steelmaker, and trade and craft). The Company believes that its wage rates are competitive with other mini-mills. However, there can be no assurance regarding the outcome of any future negotiations with the Company's union.

         The Company maintains a profit-sharing plan for both bargaining unit and non-bargaining unit employees pursuant to which a percentage of pre-tax profits are allocated to a profit-sharing retirement fund and a cash bonus.

         In contrast to the retiree health insurance commonly provided in the domestic steel industry, the Company offers no material post-retirement employee health care or other non-pension benefit programs.

Environmental & Regulatory Matters

         The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, wastewater discharge, air emissions and furnace dust disposal. As with similar mills in the industry, the Company's furnaces are classified as generating hazardous waste because they produce certain types of dust containing lead, zinc and cadmium. The Company currently collects and handles such wastes through contracts with a company which reclaims, from the waste dust, certain materials and recycles or disposes of the remainder. During 1997, the Company updated its radiation detection system for incoming scrap. The Company believes it is in substantial compliance with applicable environmental laws and regulations. Notwithstanding such compliance, if damage to persons or property or contamination of the environment has been or is caused by the conduct of the Company's business or by hazardous substances or wastes used in, generated or disposed of by the Company, the Company may be held liable for such damages and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability, as to which the Company is self-insured, could be material. Changes in federal or state laws, regulations or requirements or discovery of unknown conditions could require additional expenditures by the Company.

         The Company's operations are subject to the federal Clean Air Act which provides for regulation, through state implementation of federal requirements, of the emission of certain air pollutants. It is expected that the Environmental Protection Agency will promulgate industry-wide standards and technology requirements for the control of emissions of particular regulated air pollutants that may impose more stringent requirements on the Company's operations in the future. The Company will continue to monitor these evolving laws and regulations and will plan and budget, as appropriate, for any such additional capital and operating expenditures that may be required to upgrade or install new or additional pollution control equipment and secure additional or modified permits. There can be no assurance that these evolving federal requirements will not require the Company to make material expenditures in the future.

Item 2.  Properties

         Set forth below is certain information with respect to the Company's properties. The Company believes that its two facilities, which are located on approximately 42 acres of land owned by the Company in downtown Huntington, West Virginia, adjacent to rail lines and the Ohio River, and approximately 4 acres of land owned by the Company in Memphis, Tennessee, adjacent to the Mississippi River, are well maintained, in good condition and are adequate and suitable for its operating needs. All of the Company's properties are currently subject to a first mortgage in favor of the Company's senior lender.


                                                        Approximate
               Huntington, WV Facility                 Square Footage
                                                       --------------
Rolling Mills ........................................   309,000
Furnaces and Caster ..................................    88,500
Machine Shop, Fabrication Facilities .................   115,075
   and Miscellaneous Facilities
Administrative, Engineering and Sales Offices ........    45,600

                Memphis, TN Facility

Fabrication Facility .................................    38,400
Administrative and Sales Office ......................     2,600


Item 3.         Legal Proceedings

                None.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

                                     PART II

Item 5.        Market for Registrant's Common Equity
               and Related Stockholder Matters

         The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market/SM/ under the symbol: SWVA. The following table sets forth, for the fiscal periods indicated, the high and low last sales prices of the Common Stock (without retail markups, markdowns or commissions) on the Nasdaq National Market System.


                                                    High                Low
1997

         Fourth Quarter......................   $     12           $     8
         Third Quarter.......................         11                 9 5/8
         Second Quarter......................         10 3/4             7 1/2
         First Quarter.......................          7 3/4             6 1/4

1996

         Fourth Quarter......................   $       7 1/2      $     5 1/4
         Third Quarter.......................           9                5 1/2
         Second Quarter......................           9 3/4            8 1/2
         First Quarter.......................          11                8 3/4


         On March 2, 1998, there were approximately 192 holders of record of the Company's Common Stock.

         The Company has paid no cash dividends in the last five years and currently intends to retain all earnings to support the development of its business rather than paying dividends on its Common Stock. Certain of the Company's debt instruments restrict the payment of dividends by SWVA to the Company to no more than 50% of SWVA's prior year's net income, subject to limitations for maintenance of certain net worth and working capital levels.

Item 6.  Selected Financial Data

         The following selected financial data for each of the five years in the period ended December 31, 1997, are derived from the Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information included herein.


                                                                Year Ended December 31
                                           -------------------------------------------------------------------------
                                             1997            1996            1995            1994            1993
                                           ---------       ---------       ---------       ---------      ----------
                                                     (In thousands, except share and per share data)
Income Statement Data:

Net sales ...........................   $   112,776     $    95,334     $   129,341     $   124,229     $   106,354
Cost of sales .......................        98,538          85,339         107,191         103,327          88,698
                                        -----------     -----------     -----------     -----------     -----------
Gross profit ........................        14,238           9,995          22,150          20,902          17,656
 Gross profit margin ................          12.6%           10.5%           17.1%           16.8%         16.6 %
Selling and administrative expenses .         5,699           4,463           5,018           5,454           4,432
                                        -----------     -----------     -----------     -----------     -----------
Operating income ....................         8,539           5,532          17,132          15,448          13,224
Interest expense ....................           847           1,273           1,642             898           1,624
(Gain) loss on disposal of assets ...          (733)          8,936             368           1,070             184
Other (income) ......................          (532)           (365)           (595)           (976)           (876)
                                        -----------     -----------     -----------     -----------     -----------
Income (loss) before income taxes ...         8,957          (4,312)         15,717          14,456          12,292
Income tax expense (benefit) ........         3,698          (1,374)          6,253           5,662           5,156
                                        -----------     -----------     -----------     -----------     -----------
Net income (loss) ...................   $     5,259     $    (2,938)    $     9,464     $     8,794     $     7,136
                                        -----------     -----------     -----------     -----------     -----------
                                        -----------     -----------     -----------     -----------     -----------
Basic and diluted earnings (loss) per
   common share (1) .................   $       .88     $      (.49)    $      1.40     $      1.24     $      1.03
Weighted average common shares
   outstanding:

      Basic .........................     5,993,967       6,024,445       6,782,127       7,091,360       6,929,948
      Diluted .......................     6,008,934       6,024,445       6,783,515       7,091,360       6,942,835

Balance Sheet Data (end of period):

Working capital .....................   $    15,610     $    15,061     $    15,514     $    10,516     $    14,569
Total assets ........................       113,715          79,299          95,123          94,174          80,721
Current liabilities .................        18,704          12,166          18,960          20,211          17,183
Long-term debt ......................        34,339          10,975          11,978          11,542          10,211
Treasury stock ......................        11,483          11,483           7,983               0               0
Total stockholders' equity ..........        54,302          49,007          55,415          53,934          45,140


---------------
(1) The earnings per share amounts prior to 1997 have been restated, as required, to comply with Financial Accounting Standards Board Statement No.128--"Earnings per Share." For further discussion of earnings per share and the impact of FASB 128, see the Notes to the Consolidated Financial Statements beginning on page F-5.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

General

         The Company believes that there are many factors that distinguish it from other steel producers, including that the majority of its Finished Products are less volatile in their pricing than commodity steel products. Nonetheless, both the domestic steel industry and the Company's business are highly cyclical in nature. Management believes that its 1995 and 1997 results are more indicative of the Company's net sales performance during periods of a stronger economy. Management believes that the Company's lower net sales during 1996 were largely due to the effects of a downturn in certain industries the Company serves, most significantly, the truck trailer industry.

         In 1996, the Company amended its senior credit agreement to increase the amount of funds available under its revolving line of credit from $10,000,000 to $15,000,000. In 1997, the Company amended its senior credit agreement to permit the Company to borrow $23,000,000 under an "Additional Capital Expenditure Line" of credit.

         The Company's Board of Directors has authorized management to buy back up to 1,700,000 shares of its common stock from time to time. During 1997, the Company did not purchase any shares of its common stock, but it has repurchased a total of 1,105,300 shares at a cost of $11,483,000 in the two years prior thereto.

         Most companies' computer programs have applications that, if not corrected, could fail or create erroneous results at the Year 2000, and most companies must undertake major projects to address the Year 2000 issue. Substantially all of the Company's critical business applications have been modified and tested to ensure Year 2000 compliance, and are currently in use. The remaining business programs are scheduled for completion and testing by March 1999. The total dollar amount to be spent to remediate the Company's Year 2000 issue is not anticipated to be material.

Results of Operations

         The following table sets forth the percentages of net sales represented by certain income and expense items and the tonnage sales for the periods indicated.


                                                YEAR ENDED
                                                DECEMBER 31
                                          ------------------------
                                          1997      1996      1995
                                          ----      ----      ----
NET SALES ..........................     100.0%    100.0%    100.0%

COST OF SALES ......................      87.4      89.5      82.9
                                         -----     -----     -----

GROSS PROFIT .......................      12.6      10.5      17.1

SELLING AND ADMINISTRATIVE EXPENSES        5.0       4.7       3.9
                                         -----     -----     -----

OPERATING INCOME ...................       7.6       5.8      13.2

INTEREST EXPENSE ...................        .8       1.3       1.3

(GAIN) LOSS ON DISPOSAL OF ASSETS ..      (0.6)      9.4       0.3

OTHER (INCOME) .....................      (0.5)     (0.4)     (0.5)
                                         -----     -----     -----

INCOME (LOSS) BEFORE INCOME TAXES ..       7.9      (4.5)     12.1

INCOME TAX EXPENSE (BENEFIT) .......       3.3      (1.4)      4.8
                                         -----     -----     -----

NET INCOME (LOSS) ..................       4.6%     (3.1)%     7.3%
                                         -----     -----     -----
                                         -----     -----     -----

TONNAGE SALES (in thousands of tons)     188.1     152.9     212.7
                                         -----     -----     -----
                                         -----     -----     -----


Year Ended December 31, 1997, Compared with Year Ended December 31, 1996

         Net Sales. Net sales for 1997 increased by $17.5 million (18.4%) from $95.3 million in 1996 to $112.8 million in 1997, primarily due to an increase in the tonnage of Finished Products shipped. Total tonnage sales increased by 35,235 tons (23.0%) to 188,094 tons in 1997, reflecting a 34,749 ton increase in the sale of Finished Products, and a 486 ton increase in the sale of billets. Management believes that the Company's higher net sales during 1997 were largely due to the effects of an upturn in certain industries the Company serves, most significantly, the truck trailer industry. The average selling price per ton for Finished Products decreased by $26 (4.1%) to $610 in 1997, due to competitive pressures and efforts to increase market penetration, while the average selling price per ton for billets decreased by $2 (1.0%) to $257 in 1997.

         Cost of Sales. Cost of sales for 1997 increased by $13.2 million (15.5%) from $85.3 million in 1996 to $98.5 million in 1997. This increase was principally due to higher production volumes. As a percentage of net sales, cost of sales decreased from 89.5% in 1996 to 87.4% in 1997, due to fixed costs being a smaller component of cost of goods sold at higher sales and production levels.

         Gross Profit. As a result of the above, gross profit for 1997 increased by $4.2 million (42.0%) from $10.0 million in 1996 to $14.2 million in 1997. As a percentage of net sales, gross profit for 1997 increased from 10.5% in 1996 to 12.6% in 1997.

         Selling and Administrative Expenses. Selling and administrative expenses for 1997 were $5.7 million compared to $4.5 million in 1996. This increase was due primarily to higher professional and consulting fees, including fees associated with the unsolicited proposal from CPT Holdings, Inc. to enter into discussions regarding the possible sale of the Company; the proxy contest relating to certain of the matters that were voted on by the stockholders at the Annual Meeting of the Stockholders; and higher travel expenses. As a percentage of net sales, selling and administrative expenses increased from 4.7% in 1996 to 5.1% in 1997.

         Interest Expense and (Gain) Loss on Disposal of Assets. Interest expense for 1997 decreased by $426,000 (33.5%) from $1,273,000 in 1996 to
$847,000 in 1997. Interest expense decreased primarily due to $908,000 of interest costs being capitalized in connection with Phase II of the Company's expansion and modernization program. Gain on disposal of assets for 1997 was $733,000 relating to the gain on the sale of certain equipment. This compares to a loss on disposal of assets in 1996 of $8,936,000 in connection with the Company's expansion and modernization program.

         Net Income. As a result of the above, net income for 1997 increased by $8.2 million (278.9%) from a $2.9 million loss in 1996 to $5.3 million income in 1997. As a percentage of net sales, net income increased from a 3.1% loss in 1996 to 4.7% income in 1997.

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

         Cost of Sales. Cost of sales for 1996 decreased by $21.9 million (20.4%) from $107.2 million in 1995 to $85.3 million in 1996. This decrease was principally due to the decrease in Finished Product tonnage, offset by higher natural gas and depreciation expense. As a percentage of net sales, cost of sales increased from 82.9% in 1995 to 89.5% in 1996, due to the higher costs described above, together with other relatively higher fixed cost levels associated with lower volume.

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

         Interest Expense and (Gain) Loss on Disposal of Assets. Interest expense for 1996 decreased by $369,000 (22.5%) from $1,642,000 in 1995 to
$1,273,000 in 1996. This reduction was a result of both lower interest rates and the reduction of principal amount outstanding due to the scheduled amortization of principal. Loss on disposal of assets for 1996 was $8,936,000 compared to $368,000 in 1995. This increase was principally due to the estimated loss on disposal of assets in connection with the Company's expansion and modernization program.

         Net Income. As a result of the above, net income for 1996 decreased by $12.4 million (131.0%) from $9.5 million in 1995 to a $2.9 million loss in 1996. As a percentage of net sales, net income decreased from 7.3% in 1995 to a 3.1% loss in 1996.

Liquidity and Capital Resources

         The Company's ability to provide funds from its operations, together with funds available under the terms of the Company's $15,000,000 revolving line of credit, historically have been sufficient to meet the Company's short-term liquidity needs. The terms of the Company's senior credit agreement provide for interest at the Chemical Bank prime rate or LIBOR plus 1-3/4%; and an annual revolving credit line commitment fee of 1/8% of the unused balance. The total borrowing capacity under the revolving credit line is governed by a formula based on levels of accounts receivable and inventory. Cash provided from operations approximated $6.1 million, $14.5 million and $8.8 million during each of the three years ended December 31, 1997, 1996, and 1995, respectively. During this same time period, average annual borrowings against the revolving line of credit have been $7.8 million. At December 31, 1997, the Company had $2.5 million of the revolving credit line available for borrowing.

         During 1996, the Company embarked on Phase II of the expansion and modernization program to the Huntington, WV plant. This project was completed in early-1998, resulting in the Company expending approximately $35 million for capital improvements. The program included a new high speed reheat furnace, quick-change mill roll stands, new warehouse space, and other equipment enhancements. During 1997 the senior credit agreement was amended, enabling the Company to borrow an additional $23 million in term loans to finance, in part, Phase II of the Company's expansion and modernization program. In addition, the amendment permits the Company to convert its "Capital Expenditure Term Loans" to a fixed interest rate until January 1, 1999.

         The Company's senior credit arrangement provides that the Company's senior lender may terminate all of the Company's loans on January 1, 2001. Assuming payment of all scheduled amortization until then, only a portion of the amount drawn down against the Capital Expenditure Lines, together with any borrowings against the revolving credit line, would be outstanding at such date. The Company is currently in compliance with the covenants of its loan agreement, and is not aware of any reason why it would not be able to refinance its indebtedness at its scheduled term, if its senior lender were to elect to terminate the credit agreement. The Company has no reason to believe that its senior lender plans to terminate the credit agreement.

         The Company's expenditures for required capital replacements are currently anticipated to average approximately $1 million-$2 million annually over the next several years. Management has no reason to believe that internally generated cash flow, together with borrowings under its revolving credit line, will not be sufficient to meet the Company's ongoing liquidity needs. Other discretionary capital spending and strategic acquisitions, if any, would also place demands on the Company's longer-term liquidity position. In particular, the Company plans to increase capacity and productivity over the next several years by continuing to modernize the Huntington facility. Such expenditures, which could be significant, and such acquisitions, would be subject to availability of funds and approval by the Company's Board of Directors.

Impact of Inflation

         Although margins can be affected by inflationary conditions, in recent years, the Company has not experienced any material adverse effects from inflation. The Company's principal cost components are steel scrap, labor and energy. Scrap is purchased pursuant to monthly contracts. Although the Company has historically been successful in passing on cost increases through price increases, the effect of market price competition has limited the Company's ability to increase prices. The current collective bargaining agreement is scheduled to expire in June 1999. The Company's current major power supply contract with American Electric Power automatically continues until such time as either party gives the other 12 months written notice of cancellation.

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

         In 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS No. 130) "Reporting Comprehensive Income" and Statement No. 131 (SFAS No. 131) "Disclosures about Segments of an Enterprise and Related Information" (both of which must be adopted for fiscal years beginning after December 15, 1997). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company currently has no items of other comprehensive income; therefore, SFAS No. 130 does not currently apply. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes the provisions of this statement will not have a material impact upon its current reporting.

Forward Looking Statements

         The Company, or its executive officers and directors on behalf of the Company, may from time to time make "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (collectively, the "Acts"). The Private Securities Litigation Reform Act of 1995 provides a safe harbor with respect to any such (i) forward looking statements that may be contained in the Company's reports and other documents, including this form 10-K, filed with the Securities and Exchange Commission under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and (ii) oral forward looking statements made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. Such forward looking statements involve, and could involve, among other things, statements regarding the Company's intent, belief or expectation with respect to
(i) the Company's results of operations and financial condition, (ii) the consummation of acquisition and financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion. Any such forward looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expansion and other events to differ materially from those expressed or implied in such forward looking statements. Any such forward looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the Company's business is subject to a number of risks that would affect any such forward looking statements. These risks and uncertainties include, but are not limited to, the cyclical and capital intensive nature of the industry; foreign and domestic competition; product demand and industry pricing; volatility of raw material costs, especially steel scrap; excess industry capacity; cost of compliance with environmental regulations; and management's estimates of niche market data. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

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

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and
               Reports on Form 8-K

    (a)    Documents filed as part of this Report:

        (1) The following consolidated financial statements of Registrant and its subsidiaries are included in Item 8 of this report on Form 10-K:


                                                                         Page
                                                                         ----
               Report of Independent Auditors ........................    F-1

               Consolidated Balance Sheets - December 31, 1997
               and 1996 ..............................................    F-2

               Consolidated Statements of Operations - Years ended
               December 31, 1997, 1996 and 1995 ......................    F-3

               Consolidated Statements of Cash Flows - Years ended
               December 31, 1997, 1996 and 1995 ......................    F-4

               Notes to Consolidated Financial Statements ............    F-5


        (2) Financial Statement Schedules - Years ended December 31, 1997, 1996 and 1995.

              The following consolidated financial statement schedules of Registrant and its subsidiaries are included pursuant to Item 14(d):


                                                                         Page
                                                                         ----
              Schedule I -   Condensed Financial Information
              of Registrant ......................................        S-1

              Schedule II -  Valuation and Qualifying Accounts ...        S-4


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

4.1(d) Amendment to the Financing Agreement, dated March 17, 1993 ("Amendment No. 4") (incorporated by reference to Exhibit 4.1(d) to the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1993, No. 0-16254).

4.1(e) Amendment to the Financing Agreement, dated February 25, 1994 ("Amendment No. 5") (incorporated by reference to Exhibit 4.1(e) to the Company's Annual Report on Form 10- K for the Fiscal Year ended December 31, 1994, No. 0-16254).

4.1(f) Amendment to the Financing Agreement, dated December 30, 1994 ("Amendment No. 6") (incorporated by reference to Exhibit 4.1(f) to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1994, No. 0-16254).

4.1(g) Amendment to the Financing Agreement, dated February 28, 1996 ("Amendment No. 7") (incorporated by reference to Exhibit 4.1(g) to the Company's Annual Report on Form 10- K for the Fiscal Year ended December 31, 1995, No. 0-16254).

4.1(h) Amendment to the Financing Agreement, dated April 3, 1997 ("Amendment No. 8"), (incorporated by reference to Exhibit 4.1(h) to the Company's Quarterly Report on Form 10-Q, No. 0-16254, filed on August 14, 1997).

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

4.10(c) Third Amendment to Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated February 1, 1994 (filed herewith).

4.10(d) Fourth Amendment to Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated April 3, 1997 (incorporated by reference to
         Exhibit 4.10(d) to the Company's Quarterly Report on Form 10-Q, No. 0-16254, filed on August 14, 1997).

4.11 Negative Pledge Agreement, dated June 7, 1993 (the "Negative Pledge Agreement"), by Marshall in favor of CIT (incorporated by reference to
         Exhibit 4.1(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, No. 0-16254).

4.12 Promissory Note, dated April 3, 1997 ("Note 5"), in the principal amount of $23,000,000 issued by SWVA in favor of CIT (incorporated by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q, No. 0-16254, filed on August 14, 1997).

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

10.17 Collective Bargaining Agreement, dated June 10, 1996, between SWVA and the United Steelworkers of America, AFL-CIO (the "Union") (incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K, No. 0-016254, filed on March 26, 1996).

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

-----------

*  Required to be filed pursuant to Item 14(c) of Form 10-K.

10.22    1995 Employee Stock Option Plan (incorporated by reference to Exhibit
         10.23 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, No. 0-16254).

10.23 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, No. 0-16254).

10.24 Non-Competition Agreement, effective as of July 11, 1997, between the Company and Robert L. Bunting, Jr. (incorporated by reference to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, No. 0-16254, filed on November 14, 1997).

10.25 Change in Control Severance Agreement, dated as of July 9, 1997, between the Company and Timothy R. Duke (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, No. 0-16254, filed on November 14, 1997).

10.26 Change in Control Severance Agreement, dated as of July 7, 1997, between the Company and Mark G. Meikle (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, No. 0-16254, filed on November 14, 1997).

10.27    Note 5 (see Exhibit 4.12).

11.1     Statement re Computation of Per Share Earnings (filed herewith).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Company's Registration Statement on Form S-1, No. 33-16845).

23       Consent of Ernst & Young LLP (filed herewith).

28 Delaware General Corporation Law, Sections 102(b)-(7) and 145 (1) (incorporated by reference to Exhibit 28 to the Company's Registration Statement on Form S-1, No. 33- 16845).

         (b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           STEEL OF WEST VIRGINIA, INC.

March 19, 1998                             By:     /s/  Timothy R. Duke
                                               ----------------------------
                                                 Timothy R. Duke
                                                 President and Chief Executive
                                                 Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                  Title                       Date
       ----------                  -----                       ----

  /s/ Timothy R. Duke        President and Chief           March 19, 1998
-----------------------       Executive Officer
Timothy R. Duke         (Principal Executive Officer)

  /s/ Albert W. Eastburn    Chairman of the Board          March 19, 1998
-----------------------
Albert W. Eastburn

  /s/ Mark G. Meikle       Vice President, Treasurer       March 19, 1998
-----------------------      and Chief Financial
Mark G. Meikle                Officer (Principal
                           Financial and Accounting
                                   Officer)

 /s/ Stephen A. Albert             Director                March 19, 1998
-----------------------
Stephen A. Albert

  /s/ Daniel N. Pickens            Director                March 19, 1998
-----------------------
Daniel N. Pickens

 /s/ Paul E. Thompson              Director                March 19, 1998
-----------------------
Paul E. Thompson

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Consolidated Financial Statements                                    Page
---------------------------------                                    ----

Report of Independent Auditors.......................................F-1

Consolidated Balance Sheets - December 31, 1997
    and 1996.........................................................F-2

Consolidated Statements of Operations - Years ended
     December 31, 1997, 1996 and 1995................................F-3

Consolidated Statements of Cash Flows - Years ended
     December 31, 1997, 1996 and 1995................................F-4

Notes to Consolidated Financial Statements...........................F-5

Financial Statement Schedules

Schedule I  -   Condensed Financial Information
                   of Registrant.....................................S-1

Schedule II -  Valuation and Qualifying
                   Accounts..........................................S-3


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Steel of West Virginia, Inc.

We have audited the accompanying consolidated balance sheets of Steel of West Virginia, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel of West Virginia, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note C to the consolidated financial statements, in 1996 the Company adopted Financial Accounting Standards Board No. 121--"Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of."

                                                           /s/ Ernst & Young LLP

Charleston, West Virginia
January 19, 1998
                                  F-1

CONSOLIDATED BALANCE SHEETS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except share data)


                                                                                                   December 31
                                                                                            1997                  1996
                                                                                     ----------------------------------------
ASSETS

CURRENT ASSETS
     Cash                                                                               $           0            $        0
     Receivables, net of allowances of $609 and $599                                           11,181                 6,579
     Inventories                                                                               20,918                17,307
     Deferred income taxes                                                                      1,555                 3,121
     Other current assets                                                                         660                   220
                                                                                        -------------            ----------
                                                            TOTAL CURRENT ASSETS               34,314                27,227

Property, plant, and equipment                                                                 61,002                33,298
Goodwill                                                                                       17,770                18,452
Other assets                                                                                      629                   322
                                                                                        -------------            ----------
                                                                    TOTAL ASSETS             $113,715               $79,299
                                                                                        -------------            ----------
                                                                                        -------------            ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Bank overdraft                                                                        $      968               $ 1,097
     Accounts payable                                                                          10,880                 4,161
     Accrued payroll and benefits payable                                                       3,509                 3,599
     Income taxes payable (refundable)                                                             71               (1,146)
     Other current liabilities                                                                  1,385                 2,021
     Current maturities of long-term debt                                                       1,891                 2,434
                                                                                        -------------            ----------
                                                       TOTAL CURRENT LIABILITIES               18,704                12,166

Long-term debt                                                                                 34,339                10,975
Deferred income taxes                                                                           6,194                 6,332
Other long-term liabilities                                                                       176                   819
                                                                                        -------------            ----------
                                                               TOTAL LIABILITIES               59,413                30,292

STOCKHOLDERS' EQUITY

     Common stock, $.01 par value: 12,000,000 voting
       shares authorized:  7,100,602 and 7,096,576 shares issued,
       including treasury stock                                                                    71                    71
     Paid-in capital                                                                           26,663                26,627
     Treasury stock - 1,105,300 shares at cost                                               (11,483)              (11,483)
     Retained earnings                                                                         39,051                33,792
                                                                                        -------------            ----------
                                                      TOTAL STOCKHOLDERS' EQUITY               54,302                49,007
                                                                                        -------------            ----------
                                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $113,715               $79,299
                                                                                        -------------            ----------
                                                                                        -------------            ----------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except share and per share amounts)


                                                               Years Ended December 31
                                                         1997          1996            1995
                                                     -----------   ------------     -----------

Net sales                                            $   112,776    $    95,334    $   129,341
Cost of sales                                             98,538         85,339        107,191
                                                     -----------    -----------    -----------
                                      GROSS PROFIT        14,238          9,995         22,150

Selling and administrative expenses                        5,699          4,463          5,018
Interest expense                                             847          1,273          1,642
(Gain) Loss on disposal of assets                           (733)         8,936            368
Other (income)                                              (532)          (365)          (595)
                                                     -----------    -----------    -----------

                 INCOME (LOSS) BEFORE INCOME TAXES         8,957         (4,312)        15,717

Income tax expense (benefit)                               3,698         (1,374)         6,253
                                                     -----------    -----------    -----------

                                 NET INCOME (LOSS)   $     5,259    $    (2,938)   $     9,464
                                                     -----------    -----------    -----------
                                                     -----------    -----------    -----------

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE   $       .88    $      (.49)   $      1.40
                                                     -----------    -----------    -----------
                                                     -----------    -----------    -----------

Weighted average common shares outstanding:

       Basic                                           5,993,967      6,024,445      6,782,127
       Diluted                                         6,008,934      6,024,659      6,783,515





See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands)


                                                         Years Ended December 31
                                                     1997        1996        1995
                                                   --------    --------     --------

CASH PROVIDED BY
 Operations:

 Net income (loss)                                 $  5,259    $ (2,938)   $  9,464
   Adjustments for items not affecting
    funds from operations:

      Depreciation and amortization                   5,453       6,891       6,046
      (Gain) Loss on disposal of assets                (733)      8,936         368
      Deferred income taxes                          1,428      (1,684)       (690)
      Other                                           (920)         62         (83)
                                                   --------    --------    --------
                                                     10,487      11,267      15,105
Working capital changes related to
 operations:
  Receivables                                        (3,829)      6,501      (2,051)
  Inventories                                        (3,611)       (212)     (1,249)
  Other current assets                                 (440)        731        (801)
  Accounts payable                                    3,046        (884)     (2,849)
  Accrued payroll and benefits payable                  (90)     (1,641)        211
  Accrued income taxes                                1,217      (1,263)         76
  Other current liabilities                            (636)         (5)        396
                                                   --------    --------    --------
                                                     (4,343)      3,227      (6,267)
                                                   --------    --------    --------

               TOTAL CASH PROVIDED BY OPERATIONS      6,144      14,494       8,838

Investment activities:
  Additions to property, plant, and
      equipment                                    (28,836)     (7,090)     (3,361)
                                                   --------    --------    --------
           CASH (USED FOR) INVESTMENT ACTIVITIES   (28,836)     (7,090)     (3,361)

Financing activities:
  Revolving credit loan                               5,236       1,431       5,875
  Long-term debt repayments                          (2,415)     (5,885)     (4,860)
  Proceeds from debt issue                           20,000           0         301
  Purchase of treasury stock                              0      (3,500)     (7,983)
                                                   --------    --------    --------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES     22,821      (7,954)     (6,667)
                                                   --------    --------    --------

                     INCREASE (DECREASE) IN CASH       129        (550)     (1,190)
  Cash (overdraft) net, beginning of year            (1,097)       (547)        643
                                                   --------    --------    --------

               CASH (OVERDRAFT) NET, END OF YEAR     $ (968)   $ (1,097)    $ (547)
                                                   --------    --------    --------
                                                   --------    --------    --------


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

December 31, 1997

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Business Operations: Steel of West Virginia, Inc. (the Company) conducts its operations through two wholly-owned subsidiaries, SWVA, Inc. and Marshall Steel, Inc. The Company operates a steel mini-mill and two steel fabrication facilities for the manufacture and distribution of special steel sections and steel billets in a single business segment. The Company is a supplier of products principally to domestic equipment manufacturers serving the truck-trailer, industrial lift truck, off-highway equipment, manufactured housing, guardrail post, and mining industries with many of these customers being mature businesses. No single customer accounts for more than 10% of the Company's net sales, and the Company's operations are tied closely to general economic conditions. Principal suppliers to the Company include scrap metal producers and an electric power generating utility. In addition, a significant portion of the Company's labor force is represented by the United Steelworkers of America under the terms of a collective bargaining agreement. In contrast to the retiree health insurance commonly provided in the domestic steel industry, the Company offers no material postretirement employee health care or other non pension benefit programs. As is similar with other mini-mills in the industry, the Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, wastewater discharge, air emissions and furnace dust disposal.

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

Financial Instruments: Financial instruments that could potentially subject the Company to credit risk are trade accounts receivable. As of December 31, 1997 and 1996, the Company's accounts receivable, net of allowances, approximated $11,181,000 and $6,579,000. Trade credit is extended by the Company based on an evaluation of the customer's financial condition and generally collateral is not required. Credit losses are provided for in the financial statements, and have consistently been immaterial and within management's expectations. Management believes that all significant financial instruments of the Company are reported in the financial statements at carrying values that approximate market values.

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

Income Taxes: Deferred income taxes are provided for temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities using the tax rates expected to be in effect when the corresponding taxes will be paid or refunded.

Goodwill: The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Accumulated amortization approximated $5,898,000 and $5,216,000 at December 31, 1997 and 1996, respectively. The carrying value of goodwill is periodically reviewed based upon an assessment of operations of the acquired entity. Management is not aware of any facts or circumstances indicating that the carrying value of goodwill has been impaired.

Stock-based Compensation: The "intrinsic" value method is used for determining compensation cost associated with the Company's stock option plans. Under this method, stock-based compensation is determined on the measurement date (the first date on which both the number of shares the employee is entitled to receive and the exercise price are known) in an amount equal to the excess of the market price of the stock over the exercise price at such time. The exercise price of the Company's stock options granted has been equal to the market value of the underlying stock on the dates the options were granted and accordingly, no compensation expense has been recorded.

Earnings per Share: Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128--"Earnings per Share." Under SFAS 128, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon net income divided by the weighted average number of shares outstanding increased by the number of shares of common stock that would be issued assuming the exercise of stock options. Earnings per share amounts for all periods presented have been restated to conform with SFAS No. 128. The impact of this change was immaterial.

New Accounting Pronouncements: In 1997, the Financial Accounting Standards Board issued several new statements including SFAS No. 130--"Reporting Comprehensive Income" and SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." The Company is in the process of evaluating these new pronouncements and will adopt them as required in 1998. Management does not expect the adoption to materially affect financial position or results of operations.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):

                                                 December 31
                                               1997      1996
                                               --------------

                   Raw Materials            $ 2,354   $ 1,638
                   Work-in-process            8,240     6,624
                   Finished goods            10,731     9,103
                   Manufacturing supplies     4,068     3,967
                                            -------   -------
                                             25,393    21,332
                   Less LIFO Reserve          4,475     4,025
                                            -------   -------

                                            $20,918   $17,307
                                            -------   -------
                                            -------   -------


NOTE C--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following (in thousands):

                                                   December 31
                                                  1997      1996
                                                  --------------

               Land                            $ 1,390   $ 1,390
               Buildings                         5,549     3,975
               Machinery and equipment          63,910    49,772
               Furniture and fixtures              716       699
               Construction-in-process          21,085     4,613
                                               -------   -------
                                                92,650    60,449
               Less accumulated depreciation    31,648    27,151
                                               -------   -------

                                               $61,002   $33,298
                                               -------   -------
                                               -------   -------

Depreciation expense related to property, plant and equipment used in the Company's operations approximated $4,771,000, $6,211,000 and $5,220,000 in 1997,
1996 and 1995.

In 1996, the Company adopted SFAS No. 121--"Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of." This pronouncement requires impairment losses to be recorded on long-lived assets used in the Company's operations when impairment indicators are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying value. During 1996, the Company recognized charges of approximately $8.9 million principally related to the disposal of assets in connection with the Company's modernization and expansion program. The Company continuously analyzes new processes and equipment that would allow it to produce products more cost-effectively in order to maintain its position in each of its niche markets or expand into related markets. In the future, material charges against operations could result if new production processes or equipment are identified and installed or use of certain existing processes and equipment is discontinued.

NOTE D--OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

                                                       December 31
                                                      -------------
                                                       1997     1996
                                                      ------  ------

            Accrued taxes, other than income taxes   $1,163   $  854
            Other accrued liabilities                   222    1,167
                                                     ------   ------

                                                     $1,385   $2,021
                                                     ------   ------
                                                     ------   ------


NOTE E--CREDIT ARRANGEMENTS

A summary of indebtedness under the Company's credit arrangements consists of the following (in thousands):

                                                          December 31
                                                        ---------------
                                                         1997      1996
                                                        ------   ------

         Term loans                                  $     0   $ 1,547
         Capital Expenditure Line Term Loan #1         3,420     4,280
         Capital Expenditure Line Term Loan #2        20,000         0
         Revolver                                     12,541     7,305
         Other notes payable                             269       277
                                                     -------   -------
                                             TOTAL    36,230    13,409
         Less current maturities of long-term debt     1,891     2,434
                                                     -------   -------

                                                     $34,339   $10,975
                                                     -------   -------
                                                     -------   -------


The Company maintains a senior financing agreement that, as last amended April 1997, provides for up to $15,000,000 of revolving credit borrowings and $26,420,000 of capital expenditure line term loans. The interest rates on these borrowings vary based on the Chemical Bank prime rate or LIBOR plus 1-3/4%; and the annual revolving credit line commitment fee is 1/8% of the unused balance. Under the terms of its senior financing agreement, the Company is permitted, through January 1, 1999, to convert its capital expenditure line indebtedness to a fixed interest rate. Certain prepayments through January 1, 1999, could result in prepayment fees of 1.5% of the amounts prepaid. The senior credit agreement may be terminated by the Company or, on or after January 1, 2001 and upon 90 days written notice, by the lender.

Effective April 1997, the Company's senior lending agreement was amended to provide, under the terms of an "Additional Capital Expenditure Line," up to $23,000,000 additional borrowing availability to finance current machinery and equipment expenditures, governed by a percentage of such expenditures.

The final principal installment totaling $1,547,050 under the Term Loans portion of the senior financing agreement was repaid in full on January 1, 1997. The Capital Expenditure Line Term Loan #1 is required to be repaid in quarterly principal installments of $215,000, with a final principal payment of $195,000 on October 1, 2001. The Capital Expenditure Line Term Loan #2 will be repaid in equal quarterly installments of principal computed on a ten year amortization schedule, with installments commencing on July 1, 1998 and continuing quarterly thereafter until paid in full. As of December 31, 1997, the revolving credit line loan balance, due January 1, 2001, was $12,541,000, and the unused borrowing availability approximated $2,459,000.

Interest is paid monthly in accordance with the Company's lending agreement and approximated $1,625,000, $1,301,000,and $1,411,000 during the years ended December 31, 1997, 1996, and 1995, respectively. The weighted average interest rate on the Company's borrowings during the years ended December 31, 1997, 1996, and 1995 approximated 7.6%, 7.4%, and 7.8%, respectively. Interest capitalized in connection with Phase II of the Company's expansion and modernization program in 1997 approximated $908,000.

The Company's senior lending agreement contains various restrictive covenants, including specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited to the annual amounts set forth in the agreement. At December 31, 1997, the Company's retained earnings available for dividends is $2,630,000. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to third party security interests.

NOTE F--SELF INSURANCE

The Company is self-insured at its Huntington, West Virginia facility for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specific dollar limits. The Company has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work-related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July 1998). At its Memphis, Tennessee facility, the Company is insured through a private carrier for medical care costs and workers' compensation claims. A liability has been established for those illnesses and injuries occurring on or before December 31, 1997, for which an amount of expected loss could be reasonably estimated. Costs and expenses for medical care and workers' compensation during the years ended December 31, 1997, 1996 and 1995 approximated $4,702,000, $5,517,000, and $5,579,000, respectively.

The Company is subject to federal and state environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal, and waste water effluents. Estimated costs to be incurred in connection with environmental matters are accrued when the prospect of incurring cost for testing or remedial action is deemed probable. Management is not aware of any material asserted or unasserted claims or regulatory actions against the Company, and accordingly no provision for such matters has been reflected in the Company's financial statements.

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

Costs related to cash bonuses and amounts set aside for retirement benefits under the profit-sharing plans approximated $1,531,000 and $1,045,000 during 1997, $337,000 and $618,000 during 1996, $3,746,000 and $953,000 during 1995.
Contributions to the retirement accounts in 1997, 1996 and 1995 were $907,000,

$758,000, and $946,000, respectively. The Company has complied with all funding requirements under the terms of the retirement trusts.

NOTE H--INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                         December 31
                                                      -----------------
                                                       1997       1996
                                                      ------     ------

Deferred tax assets--current:

  Bad debt and sales allowances                       $  268     $  264
  Bonus accruals                                         277         98
  Self-insurance                                         949      1,557
  Inventory costing                                        0        585
  Other                                                  479        617
                                                      ------     ------
Total current deferred tax assets                      1,973      3,121


Deferred tax liabilities--current:

  Inventory costing                                     418           0
                                                       ------    ------
Net deferred tax assets--current                      $1,555    $3 ,121
                                                       ------    ------
                                                       ------    ------

Deferred tax liabilities--noncurrent:

  Difference in book and tax depreciation            $6,194     $6,332
                                                     ------     ------
Total long-term deferred tax liabilities             $6,194     $6,332
                                                      ------    ------
                                                      ------    ------


The provision for income taxes consists of the following (in thousands):

                                                 Year Ended December 31
                                            -----------------------------------
                                             1997           1996         1995
                                            -------        -------      -------

Federal--current                          $ 1,810        $    251       $ 5,916
Federal--deferred                           1,118         (1,283)         (639)
State--current                                460              59         1,027
State-deferred                                310           (401)          (51)
                                          -------        -------        -------

                                          $ 3,698        $(1,374)       $ 6,253
                                          -------        --------       -------
                                          -------        --------       -------

A reconciliation of statutory federal income tax rates to the Company's effective income tax rates is as follows:

                                                         Year Ended December 31
                                                       ------------------------
                                                        1997      1996     1995
                                                       ------    ------   ------
Federal statutory tax rate                           35.0 %    35.0 %     35.0 %
State income tax provision net of
federal tax benefits                                   5.6       5.2        4.0
Amortization of goodwill                               2.3      (4.7)       1.3
Other, net                                            (1.6)     (3.6)      (0.5)
                                                      ------    ------    ------

Effective income tax rate                            41.3 %    31.9 %     39.8 %
                                                     -------   -------    ------
                                                     -------   -------    ------



Income taxes paid approximated $1,530,000, $1,575,000, and $7,254,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE I--STOCK OPTION PLANS

The Company maintains a Management Option Plan and a Director Option Plan (Plans). These plans provide that options to acquire shares of the Company's common stock (Options) may be granted to officers, key employees and directors of the Company or its designated subsidiaries. All options are for a period of ten years from the date of grant and an option holder must be employed or be a director one year from the grant date to vest in the ability to exercise the option. Option prices range from $8.00 to $11.625 per share.

A summary of the Company's stock option activity and related information for each of the years in the three year period ended December 31, 1997 is as follows:

                                        1997                  1996                1995
                                 -------------------   -------------------   -----------------
                                            Weighted              Weighted            Weighted
                                             Average               Average             Average
                                            Exercise              Exercise            Exercise
                                 Options       Price   Options       Price   Options     Price
                                 ---------   -------   -------   ---------   -------   -------
Outstanding--beginning of year    85,500   $   11.29    79,500   $  11.625         0    $    0
Granted                           79,500        8.90     8,000       8.00     79,500    11.625
Exercised                              0           0         0          0          0         0
Canceled                          19,500        9.40     2,000      11.625         0         0
                                 -------   ---------   -------   ---------   -------   -------
Outstanding--end of year         145,500   $   10.23    85,500   $  11.29     79,500   $11.625
                                 ---------   -------   -------   ---------   -------   -------
                                 ---------   -------   -------   ---------   -------   -------
Exercisable at end of year        82,500   $   11.28    77,500   $  11.625         0   $     0
                                 ---------   -------   -------   ---------   -------   -------
                                 ---------   -------   -------   ---------   -------   -------

The exercise prices of the Company's stock options granted by the Company equals the market value of the underlying stock at the grant dates. Accordingly, no compensation expense has been recognized for options granted. Had compensation cost for the stock options granted in 1997, 1996 and 1995 been determined based on the fair value at the grant dates for awards under the Plans consistent with the fair value method of SFAS No. 123, pro forma net income (loss) and diluted earnings (loss) per share would have been: $5,076,000 and $.85 for 1997; ($3,040,000) and ($.50) loss for 1996; and $9,216,000 and $1.36 for 1995. These pro forma disclosures are not likely to be representative of the effect on reported net income and earnings per share for future years since current options vest over a one year period. The weighted-average fair value of options granted in 1997, 1996 and 1995 was $5.79, $5.39, and $6.94 per share, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions: weighted average risk free interest of 6.59% for 1997, 6.52% for 1996 and 6.43% for 1995; weighted average volatility of .424 for 1997 and .393 for 1996 and 1995; expected life of nine years and zero dividends.

NOTE J--STOCKHOLDERS' EQUITY

The Company's Board of Directors has authorized management to buy back up to 1,700,000 shares of its common stock. The Company has purchased 1,105,300 shares at a cost of $11,483,000. Aside from the reported results of operations and the aforementioned purchases of treasury shares, no other transactions significantly affected stockholders' equity during any year in the three year period ended December 31, 1997.

NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996:

                                                          Three Months Ended
                                            -------------------------------------------------
                                            December 31   September 30   June 30     March 31
                                            -------------------------------------------------
                                            (In thousands, except share and per share amounts)


1997

Net Sales                                      $30,875      $29,550      $27,923      $24,429
Cost of goods sold                              28,304       26,191       23,675       20,368
Net income                                         760        1,297        1,657        1,545
Basic and Diluted income per common share          .13          .22          .28          .26
Weighted average shares outstanding:

   Basic                                     5,995,191    5,994,705    5,994,114    5,991,859
   Diluted                                   6,004,468    6,004,562    5,994,937    5,991,859


1996

Net Sales                                    $22,661        $22,229       $23,797     $26,647
Cost of goods sold                            20,444         20,225        21,429      23,240
Net income (loss)                            (3,579)              9           618          14
Basic and Diluted income (loss) per
   common share                                (.60)            .00           .11         .00
Weighted average shares outstanding:
   Basic                                    5,989,275      5,987,522     5,986,588   6,134,393
   Diluted                                  5,989,275      5,987,522     5,986,873   6,134,393


SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      STEEL OF WEST VIRGINIA, INC.

Parent company only statements should be read in conjunction with the Company's consolidated financial statements and notes thereto. The investments in wholly owned subsidiaries are stated at cost plus equity in undistributed earnings of those subsidiaries. The Company serves as Guarantor for all of the indebtedness incurred by its wholly owned subsidiary, SWVA, Inc., under the terms of a senior credit agreement dated December 30, 1986, as amended and more fully described in Note E to the Company's consolidated financial statements. At December 31, 1997, the total amount outstanding under the terms of this agreement was $35,961,000. The primary source of funds for any regular dividends declared by the Company is dividends received from its subsidiaries. SWVA, Inc.'s lending agreement limits the amount of dividends it may pay to the Company to 50% of its net income for the preceding year, subject to further limitations relating to minimum levels of SWVA, Inc. working capital and net worth. At December 31, 1997, $2,629,500 of the Company's retained earnings was available for dividends in 1998.

                                                    December 31
                                            ------------------------
CONDENSED BALANCE SHEETS (000's)                1997          1996
                                            -----------  -----------

NONCURRENT ASSETS
   Investments in and advances to
     wholly-owned subsidiaries                 $54,387       $49,026
   Other assets                                     24            24
                                           -----------   -----------

            TOTAL ASSETS                       $54,411       $49,050
                                           -----------   -----------
                                           -----------   -----------
LIABILITIES

  Other liabilities                          $     109     $      43

EQUITY

  Common Stock                                      71            71
  Paid-in Capital                               26,663        26,627
  Treasury Stock                              (11,483)      (11,483)
  Retained Earnings                             39,051        33,792
                                           ------------  ------------

            TOTAL EQUITY                        54,302        49,007
                                           ------------  ------------

             TOTAL LIABILITIES AND EQUITY      $54,411       $49,050
                                           -----------   -----------
                                           -----------   -----------


                   STEEL OF WEST VIRGINIA, INC.

                                                      Years Ended December 31
                                                    ----------------------------
CONDENSED STATEMENTS OF OPERATIONS (000's)           1997       1996       1995
                                                    -------   -------    -------

REVENUES
 Interest Income                                  $   148    $   155    $   198
 Other Revenues                                        39        263        125
                                                  -------    -------    -------
       Total Revenues                                 187        418        323

EXPENSES
 Amortization                                           0          0         61
 Administrative                                        69         63        158
                                                  -------    -------    -------
       Total Expenses                                  69         63        219
                                                  -------    -------    -------

Income before income taxes
 and equity in undistributed earnings of
 wholly-owned subsidiaries                            118        355        104

Income taxes                                           66        146         32
                                                  -------    -------    -------
Income before equity in undistributed
 earnings of wholly-owned subsidiaries                 52        209         72

Equity in undistributed earnings of wholly-
 owned subsidiaries                                 5,207     (3,147)     9,392
                                                  -------    -------    -------

NET INCOME (LOSS)                                 $ 5,259    $(2,938)   $ 9,464
                                                  -------    -------    -------
                                                  -------    -------    -------

                                                     Years Ended December 31
                                                  -----------------------------
CONDENSED STATEMENTS OF CASH FLOWS (000's)         1997       1996       1995
                                                  -------    -------    -------

CASH PROVIDED BY (USED FOR) OPERATIONS           $   154    $   239    $   (13)

CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES      0          0          0

Financing activities:
 Advances (to) from subsidiaries                    (154)     3,261      7,983
 Purchase of treasury stock                            0     (3,500)    (7,983)
                                                 -------    -------    -------
CASH (USED FOR) FINANCING ACTIVITIES                (154)      (239)         0
                                                 -------    -------    -------

 INCREASE (DECREASE) IN CASH                           0          0        (13)
 Cash, beginning of year                               0          0         13
                                                 -------    -------    -------

                            CASH, END OF YEAR       $  0      $  0        $  0
                                                  -------    -------    -------
                                                  -------    -------    -------



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
STEEL OF WEST VIRGINIA, INC.

                                CHARGED       CHARGED
                 BALANCE AT        TO           TO        DEDUC-       BALANCE
                  BEGINNING    COSTS AND       OTHER       TIONS      AT END OF
 DESCRIPTION       OF YEAR      EXPENSES     ACCOUNTS       (1)         YEAR
-------------------------------------------------------------------------------
                                             (000's)

Year ended December 31, 1997:

ALLOWANCE FOR:
 BAD DEBTS           $ 344        $  75                    $  15          $ 404
 SALES RETURNS
  AND DISCOUNTS        255            0                       50            205
                     -----        -----                    -----          -----
                     $ 599        $  75                    $  65          $ 609
                     -----        -----                    -----          -----
                     -----        -----                    -----          -----


Year ended December 31, 1996:

ALLOWANCE FOR:
 BAD DEBTS           $ 405        $ 386                    $ 447          $ 344
 SALES RETURNS
  AND DISCOUNTS        287         (32)                        0            255
                     -----        -----                    -----          -----
                     $ 692        $ 354                    $ 447          $ 599
                     -----        -----                    -----          -----
                     -----        -----                    -----          -----


Year ended December 31, 1995:

ALLOWANCE FOR:
 BAD DEBTS           $ 350        $  55                    $   0          $ 405
 SALES RETURNS
  AND DISCOUNTS         29          258                        0            287
                    -----        -----                    -----           -----
                     $ 379        $ 313                    $   0          $ 692
                     -----        -----                    -----          -----
                     -----        -----                    -----          -----





(1) - Accounts receivable charged against the allowance