Form 10-Q
period 1998-03-31
STEEL OF WEST VIRGINIA INC
filed 1998-05-14
CIK 820960

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to _________________________

                         Commission file number 0-16254
                                                -------

                          Steel of West Virginia, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        55-0684304
---------------------------------                 ------------------------------
  (State or other jurisdiction                           I.R.S. Employer
of incorporation or organization)                       Identification No.

           17th Street and 2nd Avenue, Huntington, West Virginia 25703
--------------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (304) 696-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998, is as follows:

           6,010,795 shares of common stock, par value $.01 per share.

                          STEEL OF WEST VIRGINIA, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of                                  3
      March 31, 1998 and December 31, 1997

Condensed Consolidated Statements of Income for                              4
      the Three-Month Periods Ended
      March 31, 1998 and 1997

Condensed Consolidated Statements of Cash Flows                              5
      for the Three-Month Periods Ended
      March 31, 1998 and 1997

Notes to Condensed Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of                             9
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 6.  Exhibits and Reports on Form 8-K                                   10

PART I.  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED BALANCE SHEETS
STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

                                                          March 31   December 31
                                                            1998        1997
                                                         ---------   ----------
ASSETS
CURRENT ASSETS
   Cash                                                  $       0    $       0
   Receivables, net of allowances of $609                   15,436       11,181
   Inventories                                              24,155       20,918
   Deferred income taxes                                     1,555        1,555
   Other current assets                                        639          660
                                                         ---------    ---------
                               TOTAL CURRENT ASSETS         41,785       34,314

Property, plant, and equipment                              67,294       61,002
Goodwill                                                    17,599       17,770
Other assets                                                   572          629
                                                         ---------    ---------
                                       TOTAL ASSETS      $ 127,250    $ 113,715
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Overdraft                                             $   1,530    $     968
   Accounts payable                                         12,443       10,880
   Accrued payroll and benefits payable                      4,083        3,509
   Income taxes payable                                        909           71
   Other current liabilities                                 1,689        1,385
   Current maturities of long-term debt                      2,616        1,891
                                                         ---------    ---------
                          TOTAL CURRENT LIABILITIES         23,270       18,704

Long-term debt                                              41,897       34,339
Deferred income taxes                                        6,194        6,194
Other long-term liabilities                                    179          176
                                                         ---------    ---------
                                  TOTAL LIABILITIES         71,540       59,413

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value: 12,000,000
   voting shares authorized, 7,096,576 and
      7,091,360 issued, including treasury stock                71           71
   Paid-in capital                                          26,785       26,663
   Treasury stock - 1,105,300 shares at cost               (11,483)     (11,483)
   Retained earnings                                        40,337       39,051
                                                         ---------    ---------
                         TOTAL STOCKHOLDERS' EQUITY         55,710       54,302
                                                         ---------    ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 127,250    $ 113,715
                                                         =========    =========

NOTE: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except share and per share data)

                                                           Three Months Ended
                                                                March 31
                                                            1998         1997
                                                         ----------------------
Net sales                                                $  32,160    $  24,429
Cost of sales                                               28,794       20,368
                                                         ---------    ---------
     GROSS PROFIT                                            3,366        4,061

Selling and administrative expenses                          1,480        1,409
Interest Expense                                               350          260
Gain on disposal of assets                                    (496)        (223)
Other income                                                  (178)         (67)
                                                         ---------    ---------

     INCOME BEFORE INCOME TAXES                              2,210        2,682

Income Taxes                                                   924        1,137
                                                         ---------    ---------

     NET INCOME                                          $   1,286    $   1,545
                                                         =========    =========

BASIC AND DILUTED EARNINGS PER COMMON SHARE              $     .21    $     .26
                                                         =========    =========

Weighted average common shares outstanding:
    Basic                                                6,010,795    5,991,859
    Diluted                                              6,011,675    5,991,859

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands)

                                                           Three Months Ended
                                                                 March 31
                                                            1998         1997
                                                         ----------------------

CASH (USED IN) PROVIDED FROM OPERATIONS
   Net income                                            $   1,286    $   1,545
   Adjustments for items not affecting funds
     from operations:
       Depreciation and amortization                         1,772        1,324
       Gain on disposal of assets                             (495)        (223)
       Other                                                   520         (158)
   Working capital changes related to operations            (6,924)      (2,078)
                                                         ---------    ---------

CASH (USED IN) PROVIDED FROM OPERATIONS                     (3,841)         410

INVESTMENT ACTIVITIES
   Additions to property, plant,
     and equipment                                          (5,004)      (3,410)

FINANCING ACTIVITIES
   Revolving credit loan                                     5,506        4,235
   Proceeds from debt issue                                  3,000            0
   Long-term debt repayments                                  (223)      (1,769)
                                                         ---------    ---------
                                                             8,283        2,466

   DECREASE IN CASH                                      $    (562)   $    (534)
                                                         =========    =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

March 31, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Steel of West Virginia, Inc. (the Company) and its wholly-owned subsidiaries SWVA, Inc. and Marshall Steel, Inc. Such condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10- K for the year ended December 31, 1997.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basic earnings per share excludes any dilutive effects of stock options and is computed by dividing net income by the weighted average shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options on weighted average shares outstanding was 880 and 0 for the quarters ended March 31, 1998 and 1997.

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):

                                                          March 31   December 31
                                                            1998        1997
                                                         ---------   ----------
                       Raw materials                     $   1,666    $   2,354
                       Work-in-process                       9,600        8,240
                       Finished goods                       12,208       10,731
                       Manufacturing supplies                5,321        4,068
                                                         ---------    ---------
                                                            28,795       25,393
                       Less LIFO reserve                     4,640        4,475
                                                         ---------    ---------
                                                         $  24,155    $  20,918
                                                         =========    =========

At the end of each year, management determines inventory levels based on the taking of a physical inventory. The amount of inventories at March 31, 1998, has been determined based upon inventory levels indicated by perpetual inventory accounting records. In addition, an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE C--CREDIT ARRANGEMENTS

A summary of indebtedness under the Company's credit arrangements is as follows (in thousands):

                                            March 31             December 31
                                              1998                  1997
                                            -------              -----------
Capital Expenditure Line Term Loan #1       $ 3,205               $ 3,420
Capital Expenditure Line Term Loan #2        23,000                20,000
Revolver                                     18,047                12,541
Other notes payable                             261                   269
                                            -------               -------
                        TOTAL                44,513                36,230
Less current maturities of long-term debt    (2,616)               (1,891)
                                            -------               -------
                                            $41,897               $34,339
                                            =======               =======

The Company maintains a senior financing agreement that, as last amended April 1998, provides for up to $21,000,000 of revolving credit borrowings and capital expenditure line term loans. The interest rates on the Company's existing revolving credit lines and term loans vary based on the Chemical Bank prime rate or LIBOR plus 1 3/4%; and the annual revolving credit line commitment fee is 1/8% of the unused balance. As of March 31, 1998, the revolving credit line loan balance, due January 1, 2001, was $18,047,000, and the unused borrowing availability approximated $2,953,000.

Under the terms of its senior financing agreement, the Company is permitted to convert its Capital Expenditure Line Term Loan #1 indebtedness to a fixed interest rate. Effective with the April 1998 amendment, the Company's borrowing availability under the Capital Expenditure Line Term Loan #2 was increased to $28,000,000 to finance current machinery and equipment expenditures, as governed by a percentage of such expenditures. The Company is permitted, at its election through January 1, 1999, to convert such indebtedness to a fixed interest rate.

The Capital Expenditure Line Term Loan #1 portion of the loan agreement is required to be repaid in quarterly installments of $215,000, with a final principal payment of $195,000 on October 1, 2001. The Capital Expenditure Line Term Loan #2 will be repaid in 40 equal quarterly installments of principal over ten years commencing July 1, 1998.

The Company's senior lending agreement may be terminated by the Company or, on or after January 1, 2001 and upon 90 days written notice, by the lender. The agreement contains various restrictive covenants, including specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited to the annual amounts set forth in the agreement. At March 31, 1998, the Company's retained earnings available for dividends is $2,629,500. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to a third party's security interests.

NOTE D--COMMITMENTS AND CONTINGENCIES

The Company is principally self-insured for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specified dollar limits. The Company also has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July 1998). A liability has been established for those illnesses and injuries occurring on or before March 31, 1998, for which an amount of expected loss could be reasonably estimated.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales

Net sales increased 31.6% in the first quarter of 1998 to $32,160,000 up $7,731,000 from the first quarter of 1997, primarily due to an increase in tonnage of products shipped. Finished tonnage sales increased to 50,924 tons in the first quarter of 1998 from 37,457 tons for the first quarter of 1997. Billet sales decreased to 697 tons for the first quarter of 1998 from 2,010 tons in the first quarter of 1997. The average selling price per ton for finished products decreased to $628 in the first quarter of 1998 compared to $638 per ton in the first quarter of 1997 due to competitive pressures and efforts to increase market penetration. The average selling price per ton for billets decreased to $256 in the first quarter of 1998 compared to $271 in the first quarter of 1997.

Cost of Sales

Cost of sales increased to 89.5% of net sales or $28,794,000 for the first quarter of 1998 from 83.4% of net sales or $20,368,000 for the first quarter of 1997. The percent increase in cost of goods sold is principally due to the effect of a shutdown of approximately two weeks of the #2 Mill for installation and start-up of new equipment, as well as higher alloy and mill roll expense.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the first quarter of 1998 were $1,480,000 as compared to $1,409,000 for the first quarter of 1997. This increase was due primarily to higher consulting fees. As a percentage of net sales, selling and administrative expense was 4.6% in the first quarter of 1998 and 5.8% for the comparable period in 1997.

Interest Expense, Gain on Disposal of Assets and Other Operating Income

Interest expense for the first quarter of 1998 was $350,000, compared to $260,000 for the first quarter of 1997 due to increased borrowings associated with the Company's recently completed Phase II expansion and modernization program. The Company recognized a gain on the disposal of assets during the first quarter of 1998 in the amount of $496,000 as compared to a $223,000 gain in the first quarter of 1997. Included in the gain on disposal of assets during the first quarter of 1998 was a favorable settlement of $700,000 with regard to equipment previously purchased from one of the Company's vendors. Other operating income for the first quarter of 1998 was $178,000 compared to $67,000 for the first quarter of 1997.

Net Income

Net income for the first quarter of 1998 decreased by $259,000 to $1,286,000 from $1,545,000 for the first quarter of 1997. This decrease in net income was due primarily to a decrease in gross profit. As a percentage of net sales, net income was 4.0% for the first quarter of 1998, compared to 6.3% for the first quarter of 1997.

Liquidity and Sources of Capital

The Company's primary ongoing cash needs are for working capital, debt service and capital expenditures. The Company's three sources of liquidity are internally generated funds, a capital expenditure term loan line, and the Company's revolving credit facility, which the Company anticipates will be sufficient for its ongoing cash needs. Working capital at the end of the first quarter of 1998 was $18,515,000, compared to $15,610,000 at the end of the prior fiscal year. This increase in working capital was funded by proceeds from the Company's credit arrangements with its senior lender. The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 to $2,000,000 annually over the next several years.

In February 1998 the Company completed Phase II of its expansion and modernization program to the Huntington, West Virginia plant. The program included a new high speed reheat furnace, quick-change mill roll stands, new warehouse space, and other miscellaneous equipment enhancements. The project, costing approximately $36,000,000 (not including capitalized interest) was completed without material disruptions to existing operations. The Company funded the project with a combination of internally generated cash and bank debt.

From time to time, the Company evaluates discretionary capital expenditures and acquisition opportunities. Any such expenditures would be subject to availability of funds and approval by the Company's Board of Directors.

Forward Looking Statements

Any Forward Looking Statements contained herein are subject to the section on Forward Looking Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including the following risk factors set forth therein: the cyclical and capital intensive nature of the industry; pressure resulting from foreign and domestic competition; reduction in demand for the Company's products and industry pricing; volatility of raw material costs, especially steel scrap, resulting in reduced profit margins; excess industry capacity resulting in reduced profit margins; and the cost of compliance with environmental regulations. In addition, the Forward Looking Statements contained herein are also subject to the Company's ability to effectively integrate new equipment.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit

      27 Financial Data Schedule

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


DATED: May 14, 1998                        STEEL OF WEST VIRGINIA, INC.
                                           -------------------------------
                                           (Registrant)


                                           /s/ Timothy R. Duke
                                           -------------------------------
                                           Timothy R. Duke, President and
                                            Chief Executive Officer

                                           /s/ Mark G. Meikle
                                           -------------------------------
                                           Mark G. Meikle, Vice President,
                                             Treasurer and Chief Financial
                                               Officer