Form 10-Q
period 1998-06-30
STEEL OF WEST VIRGINIA INC
filed 1998-08-12
CIK 820960

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        JUNE 30, 1998
                               -----------------------------

                                       OR

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    --------------------------

                         Commission file number 0-16254

                          STEEL OF WEST VIRGINIA, INC.
        ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  55-0684304
  (State or other jurisdiction                         I.R.S. Employer

of incorporation or organization)                     Identification No.

           17TH STREET AND 2ND AVENUE, HUNTINGTON, WEST VIRGINIA 25703
        ------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (304) 696-8200
        ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X     NO
                                   ------    ------

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998, is as follows:

         6,010,795 shares of common stock, par value $.01 per share.

                          STEEL OF WEST VIRGINIA, INC.
                                AND SUBSIDIARIES

                                                                           INDEX

                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of                                   3
         June 30, 1998 and December 31, 1997

Condensed Consolidated Statements of Income for                               4
         the Three-Month and Six-Month Periods Ended
         June 30, 1998 and 1997

Condensed Consolidated Statements of Cash Flows                               5
         for the Three-Month and Six-Month Periods Ended
         June 30, 1998 and 1997

Notes to Condensed Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of                              9
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 6.  Exhibits and Reports on Form 8-K                                    12

PART I.  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED BALANCE SHEETS
STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)

                                                                       June 30       December 31
                                                                        1998             1997
                                                                    ------------     ------------
ASSETS

CURRENT ASSETS
   Cash                                                             $          0     $          0
   Receivables, net of allowances of $609                                 15,435           11,181
   Inventories                                                            25,938           20,918
   Deferred income taxes                                                   1,555            1,555
   Other current assets                                                      519              660
                                                                    ------------     ------------
                                           TOTAL CURRENT ASSETS           43,447           34,314

Property, plant, and equipment                                            66,624           61,002
Goodwill                                                                  17,428           17,770
Other assets                                                                 463              629
                                                                    ------------     ------------
                                                   TOTAL ASSETS     $    127,962     $    113,715
                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Overdraft                                                        $        861     $        968
   Accounts payable                                                        9,542           10,880
   Accrued payroll and benefits payable                                    4,072            3,509
   Income taxes payable                                                       13               71
   Other current liabilities                                               2,023            1,385
   Current maturities of long-term debt                                    3,691            1,891
                                                                    ------------     ------------
                                      TOTAL CURRENT LIABILITIES           20,202           18,704

Long-term debt                                                            45,481           34,339
Deferred income taxes                                                      5,494            6,194
Other long-term liabilities                                                  179              176
                                                                    ------------     ------------
                                              TOTAL LIABILITIES           71,356           59,413

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value: 12,000,000
     voting shares authorized, 7,116,095 and
     7,100,602 issued, including treasury stock                               71               71
  Paid-in capital                                                         26,785           26,663
   Treasury stock - 1,105,300 shares at cost                             (11,483)         (11,483)
  Retained earnings                                                       41,233           39,051
                                                                    ------------     ------------
                                     TOTAL STOCKHOLDERS' EQUITY           56,606           54,302
                                                                    ------------     ------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    127,962     $    113,715
                                                                    ============     ============

NOTE: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES
(In thousands, except share and per share data)

                                                              Three Months Ended            Six Months Ended June 30
                                                                    June 30
                                                             1998            1997             1998            1997
                                                        -------------------------------- -------------------------------
Net sales                                                    $  34,510        $  27,923       $  66,670       $  52,351
Cost of sales                                                   30,430           23,675          59,224          44,042
                                                        --------------- ---------------- ---------------  --------------
      GROSS PROFIT                                               4,080            4,248           7,446           8,309

Selling and administrative expenses                              1,451            1,646           2,930           3,055
Interest Expense                                                   967              235           1,317             495
Loss (Gain) on disposal of assets                                  221             (230)           (275)           (453)
Other income                                                      (108)            (276)           (286)           (343)
                                                        --------------- ---------------- ---------------  --------------

      INCOME BEFORE INCOME TAXES                                 1,549            2,873           3,760           5,555

Income Taxes                                                       654            1,216           1,578           2,353
                                                        --------------- ---------------- ---------------  --------------

      NET INCOME                                             $     895        $   1,657       $   2,182       $   3,202
                                                        =============== ================ ===============  ==============
BASIC AND DILUTED EARNINGS PER
  COMMON SHARE                                                 $.15             $.28           $.36            $.53
                                                               ====             ====           ====            ====

Weighted average common shares outstanding:
    Basic                                                    6,011,103        5,994,114       6,010,949       5,992,987
    Diluted                                                  6,022,198        5,994,937       6,016,937       5,993,398


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands)

                                                           Three Months Ended             Six Months Ended
                                                                June 30                       June 30
                                                           1998          1997            1998           1997
                                                        -------------------------     -------------------------
CASH (USED IN) PROVIDED FROM OPERATIONS
   Net income                                           $      895     $    1,657     $    2,182     $    3,202
   Adjustments for items not
     affecting funds from
     operations:
       Depreciation and
         amortization                                        2,125          1,326          3,897          2,650
       Loss (Gain) on disposal of assets                       220           (230)          (275)          (453)
       Other                                                   110            (53)           630           (211)
   Working capital changes
     related to operations                                  (5,834)        (2,011)        (9,666)        (4,089)
                                                        ----------     ----------     ----------     ----------

CASH (USED IN) PROVIDED FROM OPERATIONS                     (2,484)           689         (3,232)         1,099

INVESTMENT ACTIVITIES
   Additions to property, plant,
     and equipment                                          (1,506)        (5,579)        (9,603)        (8,989)

FINANCING ACTIVITIES
   Revolving credit and term loans                           4,882          4,991         13,388          9,226
   Long-term debt repayments                                  (223)          (201)          (446)        (1,970)
                                                        ----------     ----------     ----------     ----------
                                                             4,659          4,790         12,942          7,256

INCREASE (DECREASE) IN CASH                             $      669     $     (100)    $      107     $     (634)
                                                        ==========     ==========     ==========     ==========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

June 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Steel of West Virginia, Inc. (the Company) and its wholly-owned subsidiaries SWVA, Inc. and Marshall Steel, Inc. Such condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):

                                               June 30        December 31
                                                1998             1997
                                           -------------     -------------
     Raw materials                            $ 2,576           $ 2,354
     Work-in-process                            9,294             8,240
     Finished goods                            13,529            10,731
     Manufacturing supplies                     5,374             4,068
                                              -------           -------
                                               30,773            25,393
     Less LIFO reserve                          4,835             4,475
                                              -------           -------

                                              $25,938           $20,918
                                              =======           =======

At the end of each year, management determines inventory levels based on a physical inventory. The amount of inventories at June 30, 1998, has been determined based upon inventory levels indicated by perpetual inventory accounting records. In addition, an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE C--CREDIT ARRANGEMENTS

A summary of indebtedness under the Company's credit arrangements is as follows (in thousands):

                                               June 30        December 31
                                                1998             1997
                                           -------------     -------------
Capital Expenditure Line Term Loan #1         $ 2,990           $ 3,420
Capital Expenditure Line Term Loan #2          28,000            20,000
Revolver                                       17,929            12,541
Other notes payable                               253               269
                                              -------           -------
            TOTAL                              49,172            36,230
Less current maturities of long-term debt      (3,691)           (1,891)
                                              -------           -------
                                              $45,481           $34,339
                                              ========          =======


The Company maintains a senior financing agreement that, as last amended April 1998, provides for up to $21,000,000 of revolving credit borrowings and capital expenditure line term loans. The interest rates on the Company's existing revolving credit lines and term loans vary based on the Chemical Bank prime rate or LIBOR plus 1 3/4%; and the annual revolving credit line commitment fee is 1/8% of the unused balance. As of June 30, 1998, the revolving credit line loan balance, due January 1, 2001, was $17,929,000, and the unused borrowing availability approximated $3,071,000.

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

The Company's senior lending agreement may be terminated by the Company or, on or after January 1, 2001 and upon 90 days written notice, by the lender. The agreement contains various restrictive covenants, including specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited to the annual amounts set forth in the agreement. At June 30, 1998, the Company's retained earnings available for dividends is $2,630,000. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to a third party's security interests.

NOTE D--COMMITMENTS AND CONTINGENCIES

The Company is principally self-insured for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specified dollar limits. The Company also has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July 1999). A liability has been established for those illnesses and injuries occurring on or before June 30, 1998, for which an amount of expected loss could be reasonably estimated.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

Net sales increased 23.6% in the second quarter of 1998 to $34,510,000 up $6,587,000 from the second quarter of 1997, primarily due to an increase in tonnage of products shipped. Finished tonnage sales increased to 58,762 tons in the second quarter of 1998 from 45,070 tons for the second quarter of 1997. Billet sales decreased to 584 tons for the second quarter of 1998 from 1,370 tons in the second quarter of 1997. The average selling price per ton for finished products decreased to $585 in the second quarter of 1998 compared to $611 per ton in the second quarter of 1997. The average selling price per ton for billets decreased to $261 in the second quarter of 1998 compared to $273 in the second quarter of 1997.

Net sales for the six months ended June 30, 1998 increased 27.4% to $66,670,000 from $52,351,000 for the comparable period in 1997, primarily due to an increase in tonnage of products shipped. Finished tonnage sales increased to 109,685 tons for the six months ended June 30, 1998 from 82,526 tons for the comparable period in 1997. Billet sales decreased to 1,281 tons for the same period in 1998, from 3,380 tons for the comparable period in 1997.

COST OF SALES

Cost of sales increased to 88.2% of net sales or $30,430,000 for the second quarter of 1998 from 84.8% of net sales or $23,675,000 for the second quarter of 1997. The percent increase in cost of goods sold was principally due to the effect of electricity shortages and power interruptions, as well as higher alloy and mill roll expense. It is likely the Company's operations will continue to be affected by the electricity shortages and power interruptions during the summer months. The increased costs were offset, in part, by a $520,000 favorable settlement with one of the Company's vendors.

Cost of sales for the six months ended June 30, 1998 increased to 88.8% of net sales or $59,224,000 from 84.1% of net sales or $44,042,000 for the comparable period in 1997. This increase in cost of goods sold was principally due to the effect of a shut down of approximately two weeks of the #2 Mill in the first quarter for installation and start-up of new equipment, electricity shortages and power interruptions in the second quarter, and higher alloy and mill roll expense.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the second quarter of 1998 were $1,451,000 as compared to $1,646,000 for the second quarter of 1997. This decrease was due primarily to lower legal and professional fees. As a percentage of net sales, selling and administrative expense was 4.2% in the second quarter of 1998 and 5.9% for the comparable period in 1997.

Selling, general, and administrative expenses for the six month period ended June 30, 1998 were $2,930,000, compared to $3,055,000 for the comparable period in 1997. This decrease was due primarily to lower legal fees. As a percentage of net sales, selling and administrative expense was 4.4% in the six month period ended June 30, 1998, compared to 5.8% for the comparable period in 1997.

INTEREST EXPENSE, GAIN ON DISPOSAL OF ASSETS AND OTHER OPERATING INCOME

Interest expense for the second quarter of 1998 was $967,000, compared to $235,000 for the second quarter of 1997 due to increased borrowings associated with the Company's recently completed Phase II expansion and modernization program. The Company recognized a loss on the disposal of assets during the second quarter of 1998 in the amount of $221,000 as compared to a $230,000 gain in the second quarter of 1997. Other operating income for the second quarter of 1998 was $108,000 compared to $276,000 for the second quarter of 1997.

Interest expense for the six months ended June 30, 1998 was $1,317,000, compared to $495,000 for the comparable period in 1997. Interest expense increased primarily due to increased borrowings associated with the Company's recently completed Phase

II expansion and modernization program. As a percentage of net sales, interest expense was 2.0% in the six month period ended June 30, 1998, compared to .9% for the comparable period in 1997. The Company recognized a gain on disposal of assets of $275,000 for the six months ended June 30, 1998 compared to a gain on the disposal of assets of $453,000 for the six months ended June 30, 1997. Other operating income for the six months ended June 30, 1998 was $286,000 of income compared to $343,000 of income for the comparable period in 1997.

NET INCOME

Net income for the second quarter of 1998 decreased by $762,000 to $895,000 from $1,657,000 for the second quarter of 1997. As a percentage of net sales, net income was 2.6% for the second quarter of 1998, compared to 5.9% for the second quarter of 1997. Net income for the six months ended June 30, 1998 was $2,182,000, compared to $3,202,000 for the comparable period in 1997. As a percentage of net sales, net income was 3.3% in the six month period ended June 30, 1998, compared to 6.1% for the comparable period in 1997. The decreases in net income were caused by lower gross margins due to the reasons discussed above, and an increase in interest expense.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's primary ongoing cash needs are for working capital, debt service and capital expenditures. The Company's three sources of liquidity are internally generated funds, a capital expenditure term loan line, and the Company's revolving credit facility, which the Company anticipates will be sufficient for its ongoing cash needs. Working capital at the end of the second quarter of 1998 was $23,245,000, compared to $15,610,000 at the end of the prior fiscal year. This increase in working capital was funded by proceeds from the Company's credit arrangements with its senior lender. The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 to $2,000,000 annually over the next several years.

The Company completed Phase II of its expansion and modernization program for the Huntington, West Virginia plant, in February 1998. The project, costing approximately $36,000,000 (not including capitalized interest), was funded with a combination of internally generated cash and bank debt.

From time to time, the Company evaluates discretionary capital expenditures and acquisition opportunities. Any such expenditures would be subject to availability of funds and approval by the Company's Board of Directors.

YEAR 2000 ISSUES

         The "Year 2000 problem", as it has come to be known, refers to the fact that many computer programs use only the last two digits to refer to a year, and therefore recognize a year that begins with "20" as instead beginning with "19". For example, the year 2000 would be read as being the year 1900. If not corrected, this problem could cause many computer applications to fail or create erroneous results.

         The Company has modified and tested all of the critical applications of its information technology ("IT"), the result of which is that all such critical applications are now Year 2000 compliant. The Company believes that virtually all of the non-critical applications of its IT will be made Year 2000 compliant prior to January 1, 1999. The Company has retained the services of an independent consultant to direct and, together with the Company's internal IT personnel, implement its compliance program. The total amount of the payments made to date and to be made hereafter to such independent consultant are not expected to be material. Based on the Company's analysis to date, the Company believes that its material non-IT systems are either Year 2000 compliant, or do not need to be made Year 2000 compliant in order to continue to function in substantially the same manner in the year 2000. The Company intends to continue its analysis of whether its non-IT systems require any Year 2000 remediation. The Company's Year 2000 compliance work has not caused, nor does the Company expect that it will cause, a deferral on the part of the Company of any material IT or non-IT projects.

         In response to the Company's inquiries, the Company has received questionnaires from approximately 50% of its significant vendors, and customers representing approximately 33 1/3% of the Company's 1997 net sales, with regard to their Year 2000 compliance efforts. Virtually all of these companies have indicated that they are endeavoring to become Year 2000 compliant prior to January 1, 2000. However, there can be no assurance that any of the Company's vendors or customers, including those that responded to the Company's questionnaire, will be Year 2000 compliant prior to such date. The Company is unable to predict the ultimate affect that the Year 2000 problem may have upon the Company, in that there is no way to predict the impact that the problem will have nation-wide or world-wide and how the Company will in turn be affected, and, in addition, the Company cannot predict the number and nature of its vendors and customers who will fail to become Year 2000 compliant prior to January 1, 2000. Significant Year 2000 difficulties on the part of vendors or customers could have a material adverse impact upon the Company. The Company intends to monitor the progress of its vendors and customers in becoming Year 2000 compliant. The Company has not to date formulated a contingency plan to deal with the potential non-compliance of vendors and customers, but will be considering whether such a plan would be feasible.

FORWARD LOOKING STATEMENTS

Any Forward Looking Statements contained herein are subject to the section on Forward Looking Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, including the following risk factors set forth therein: the cyclical and capital intensive nature of the industry; pressure resulting from foreign and domestic competition; reduction in demand for the Company's products and industry pricing; volatility of electricity prices and raw material costs, especially steel scrap, resulting in reduced profit margins; excess industry capacity resulting in reduced profit margins; and the cost of compliance with environmental regulations. In addition, the Forward Looking Statements contained herein are also subject to the Company's ability to effectively integrate new equipment.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Stockholders held on May 28, 1998, for which proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, the stockholders elected five directors, each for a term of one year. The tabulation of the votes cast for each nominee for director was as follows:

Name of Nominee                Voted For
---------------                ---------
Stephen A. Albert              5,167,993
Timothy R. Duke                5,170,593
Albert W. Eastburn             5,170,593
Daniel N. Pickens              5,170,593
Paul E. Thompson               5,169,793

At the Annual Meeting of Stockholders, the stockholders also approved the following:

 (1) an Amendment to the Company's Certificate of Incorporation to authorize 5,000,000 additional shares of common stock, by a vote of 4,908,824 shares in favor, 638,169 shares against and 17,700 shares abstained;

 (2) the appointment of Ernst & Young as independent auditors, by a vote of 5,559,834 shares in favor, 1,624 shares against and 3,235 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit

         3.1 Certificate of Incorporation of Steel of West Virginia, Inc. (the "Company"), as amended.

         10 Amendment, dated April 3, 1998, to the Financing Agreement, dated December 30, 1986, between The CIT Group/Business Credit, Inc., SWVA, Inc., and Charter Acquisition Corporation.

         27       Financial Data Schedule

(b)  Reports on Form 8-K

         None

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATED: August 10, 1998                    STEEL OF WEST VIRGINIA, INC.
                                          ------------------------------
                                          (Registrant)

                                          /s/ Timothy R. Duke
                                          -------------------------------------
                                          Timothy R. Duke, President and
                                          Chief Executive Officer

                                          /s/ Mark G. Meikle
                                          -------------------------------------
                                          Mark G. Meikle, Vice President,
                                          Treasurer and Chief Financial Officer