Form 10-Q
period 1998-09-30
STEEL OF WEST VIRGINIA INC
filed 1998-11-13
CIK 820960

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998
                               ------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    ----------------------

                         Commission file number 0-16254
                                               -------------

                          Steel of West Virginia, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  55-0684304
----------------------------------               --------------------
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


                            YES  X       NO
                               ----        -----

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998, is as follows:

            6,010,795 shares of common stock, par value $.01 per share.

                          STEEL OF WEST VIRGINIA, INC.
                                AND SUBSIDIARIES


                                      INDEX

                                                                                    Page
                                                                                   Number
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of                                             3
            September 30, 1998 and December 31, 1997

Condensed Consolidated Statements of Income for                                         4
            the Three-Month and Nine-Month Periods Ended
            September 30, 1998 and 1997

Condensed Consolidated Statements of Cash Flows                                         5
            for the Three-Month and Nine-Month Periods Ended
            September 30, 1998 and 1997

Notes to Condensed Consolidated Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of                                        9
               Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                              12

PART I.  FINANCIAL INFORMATION
Item 1.  CONDENSED CONSOLIDATED BALANCE SHEETS
STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES
(In thousands, except per share amounts)


                                                                September 30      December 31
                                                                    1998             1997
                                                                 ---------         ---------
ASSETS
CURRENT ASSETS
   Cash .................................................        $       0         $       0
   Receivables, net of allowances of $683 and
     $609                                                           15,812            11,181
   Inventories ..........................................           31,031            20,918
   Deferred income taxes ................................            1,555             1,555
   Other current assets .................................              447               660
                                                                 ---------         ---------
                                     TOTAL CURRENT ASSETS           48,845            34,314

Property, plant, and equipment ..........................           65,095            61,002
Goodwill ................................................           17,258            17,770
Other assets ............................................              415               629
                                                                 ---------         ---------
                                             TOTAL ASSETS        $ 131,613         $ 113,715
                                                                 ---------         ---------
                                                                 ---------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Overdraft ............................................        $   1,048         $     968
   Accounts payable .....................................            9,671            10,880
   Accrued payroll and benefits payable .................            4,433             3,509
   Income taxes payable .................................              323                71
   Other current liabilities ............................            2,321             1,385
   Current maturities of long-term debt .................            3,691             1,891
                                                                 ---------         ---------
                                TOTAL CURRENT LIABILITIES           21,487            18,704

Long-term debt ..........................................           47,730            34,339
Deferred income taxes ...................................            4,794             6,194
Other long-term liabilities .............................              145               176
                                                                 ---------         ---------
                                        TOTAL LIABILITIES           74,156            59,413

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value: 17,000,000
     voting shares authorized, 7,116,095 and
           7,100,602 issued, including treasury stock ...               71                71
   Paid-in capital ......................................           26,785            26,663
      Treasury stock - 1,105,300 shares at cost .........          (11,483)          (11,483)
       Retained earnings ................................           42,084            39,051
                                                                 ---------         ---------
                               TOTAL STOCKHOLDERS' EQUITY           57,457            54,302
                                                                 ---------         ---------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 131,613         $ 113,715
                                                                 ---------         ---------
                                                                 ---------         ---------

NOTE: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands, except share and per share data)

                                                   Three Months Ended                     Nine Months Ended
                                                     September 30                           September 30
                                               1998               1997                1998                 1997
                                           -----------         -----------         -----------         -----------
Net sales .........................        $    32,701         $    29,550         $    99,371         $    81,900
Cost of sales .....................             29,023              26,191              88,247              70,233
                                           -----------         -----------         -----------         -----------
      GROSS PROFIT ................              3,678               3,359              11,124              11,667

Selling and administrative expenses              1,638               1,337               4,569               4,391
Interest expense ..................                979                 187               2,296                 682
Loss (Gain) on disposal of assets .                  0                (288)               (275)               (741)
Other income ......................               (500)                (98)               (786)               (441)
                                           -----------         -----------         -----------         -----------

      INCOME BEFORE INCOME TAXES ..              1,561               2,221               5,320               7,776

Income Taxes ......................                710                 924               2,287               3,277
                                           -----------         -----------         -----------         -----------

      NET INCOME ..................        $       851         $     1,297         $     3,033         $     4,499
                                           -----------         -----------         -----------         -----------
                                           -----------         -----------         -----------         -----------
BASIC AND DILUTED EARNINGS PER
  COMMON SHARE ....................        $       .14         $       .22         $       .50         $       .75
                                           -----------         -----------         -----------         -----------
                                           -----------         -----------         -----------         -----------
Weighted average common shares
  outstanding:
    Basic .........................          6,012,388           5,994,705           6,011,429           5,993,560
    Diluted .......................          6,012,388           6,004,562           6,015,421           6,004,239





  See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

(In thousands)


                                             Three Months Ended                Nine Months Ended
                                                September 30                      September 30
                                            1998             1997             1998             1997
                                          --------         --------         --------         --------
CASH (USED IN) PROVIDED FROM
OPERATIONS
   Net income ....................        $    851         $  1,297         $  3,033         $  4,499
   Adjustments for items not
     affecting funds from
     operations:
       Depreciation and
         amortization ............           2,111            1,330            6,008            3,980
       Loss (Gain) on disposal of
         assets ..................               0             (288)            (275)            (741)
       Other .....................              14             (779)             644             (990)
   Working capital changes
     related to operations .......          (5,000)           1,350          (14,666)          (2,739)
                                          --------         --------         --------         --------

CASH (USED IN) PROVIDED FROM
   OPERATIONS ....................          (2,024)           2,910           (5,256)           4,009

INVESTMENT ACTIVITIES
   Additions to property, plant,
     and equipment ...............            (412)          (7,934)         (10,015)         (16,923)

FINANCING ACTIVITIES
   Revolving credit and term loans           3,173            2,520            8,561            5,746
   Proceeds from debt issue ......               0            4,500            8,000           10,500
   Long-term debt repayments .....            (924)            (223)          (1,370)          (2,193)
                                          --------         --------         --------         --------
                                             2,249            6,797           15,191           14,053

    INCREASE (DECREASE) IN CASH ..        $   (187)        $  1,773         $    (80)        $  1,139
                                          --------         --------         --------         --------
                                          --------         --------         --------         --------




See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STEEL OF WEST VIRGINIA, INC. AND SUBSIDIARIES

September 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Steel of West Virginia, Inc. (the Company) and its wholly-owned subsidiaries SWVA, Inc. and Marshall Steel, Inc. Such condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE B--INVENTORIES

Inventories consist of the following (in thousands):


                                       September 30   December 31
                                          1998          1997
                                        -------        -------
          Raw materials ........        $ 2,235        $ 2,354
          Work-in-process ......         12,838          8,240
          Finished goods .......         15,543         10,731
          Manufacturing supplies          4,935          4,068
                                        -------        -------
                                         35,551         25,393
          Less LIFO reserve ....          4,520          4,475
                                        -------        -------
                                        $31,031        $20,918
                                        -------        -------
                                        -------        -------

At the end of each year, management determines inventory levels based on a physical inventory. The amount of inventories at September 30, 1998, has been determined based upon inventory levels indicated by perpetual inventory accounting records. In addition, an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.

Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE C--CREDIT ARRANGEMENTS

A summary of indebtedness under the Company's credit arrangements is as follows (in thousands):


                                                September 30     December 31
                                                   1998             1997
                                                 --------         --------
Capital Expenditure Line Term Loan #1 ...        $  2,775         $  3,420
Capital Expenditure Line Term Loan #2 ...          27,300           20,000
Revolver ................................          21,102           12,541
Other notes payable .....................             244              269
                                                 --------         --------
                       TOTAL ............          51,421           36,230
Less current maturities of long-term debt          (3,691)          (1,891)
                                                 --------         --------
                                                 $ 47,730         $ 34,339
                                                 --------         --------
                                                 --------         --------

The Company maintains a senior financing agreement that, as last amended, provides for a $26,000,000 revolving line of credit and capital expenditure line term loans. The interest rates on the Company's existing revolving credit lines and term loans vary based on the Chemical Bank prime rate or LIBOR plus 1 3/4%; and the annual revolving credit line commitment fee is 1/8% of the unused balance. As of September 30, 1998, the revolving credit line loan balance, due January 1, 2002, was $21,102,000, and the unused borrowing availability approximated $3,729,000.

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

The Capital Expenditure Line Term Loan #1 portion of the loan agreement is required to be repaid in quarterly installments of $215,000, with a final principal payment of $195,000 on October 1, 2001. The Capital Expenditure Line Term Loan #2 is required to be repaid in 40 equal quarterly installments of principal over ten years that commenced July 1, 1998.

The Company's senior lending agreement may be terminated by the Company or, on or after January 1, 2002 and upon 90 days written notice, by the lender. The agreement contains various restrictive covenants, including specified levels of working capital and net worth (as defined in the agreement). In addition, capital expenditures and dividends are limited to the annual amounts set forth in the agreement. At September 30, 1998, the Company's retained earnings available for dividends is $2,629,500. As a result of the lending agreement, substantially all of the Company's property, plant, and equipment, inventory and accounts receivable are subject to a third party's security interests.

NOTE D--COMMITMENTS AND CONTINGENCIES

The Company is principally self-insured for employees' medical care costs and workers' compensation claims up to certain specified dollar limits. Under the medical care program, the Company is insured by a private carrier for individual claims in excess of specified dollar limits. The Company also has excess coverage provided by the West Virginia Workers' Compensation Fund (a state agency) for certain work related injuries. In connection with the self-insured workers' compensation program, the Company has obtained an irrevocable standby letter of credit in the amount of $1,000,000 (through July 1999). A liability has been established for those illnesses and injuries occurring on or before September 30, 1998, for which an amount of expected loss could be reasonably estimated.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events
           On November 10, 1998, the Company entered into an agreement to be acquired by Roanoke Electric Steel Corporation ("RESCO") The transaction contemplates that RESCO will pay $10.75 per share for each outstanding share of common stock of the Company and assume all of the Company's indebtedness.

          The transaction has been unanimously approved by the Boards of Directors of both companies. The transaction will be concluded through a tender offer, followed by a merger. The offer is subject to customary conditions, including the tender of a majority of the shares of the Company's common stock and termination of the Hart-Scott-Rodino waiting period.

          Through the merger, the Company will become a wholly-owned subsidiary of RESCO, and each share of the Company's common stock not purchased in the offer will be converted to the right to receive the cash price paid per share in the offer. The obligations of RESCO to consummate the offer and the merger are not subject to any financing condition. First Union Bank, N.A. is expected to arrange a bank syndicate for financing the transaction.

          As part of the transaction, the Company has agreed to grant an option to RESCO to purchase up to 1,196,148 newly issued shares of the Company's common stock, exercisable upon the occurrence of certain events, and to pay a $5,000,000 "break-up" fee under certain circumstances. Finally, as a part of the transaction, the Company has amended its Shareholder Rights Plan to provide that RESCO will not become an "Acquiring Person"to trigger the dilution provisions of that Plan by proceeding with this transaction.

          This offer will be made only pursuant to definitive offering documents, which will be filed with the Securities and Exchange Commission and mailed to the Company's stockholders promptly.

          The foregoing was reported by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 1998.

Net Sales

Net sales increased 10.7% in the third quarter of 1998 to $32,701,000 up $3,151,000 from the third quarter of 1997, primarily due to an increase in tonnage of products shipped. Finished tonnage sales increased to 55,448 tons in the third quarter of 1998 from 48,950 tons for the third quarter of 1997. Billet sales decreased to 627 tons for the third quarter of 1998 from 1,447 tons in the third quarter of 1997. The average selling price per ton for finished products decreased to $587 in the third quarter of 1998 compared to $597 per ton in the third quarter of 1997. The average selling price per ton for billets increased to $260 in the third quarter of 1998 compared to $226 in the third quarter of 1997.

Net sales for the nine months ended September 30, 1998 increased 21.3% to $99,371,000 from $81,900,000 for the comparable period in 1997, primarily due to an increase in tonnage of products shipped. Finished tonnage sales increased to 165,131 tons for the nine months ended September 30, 1998 from 131,478 tons for the comparable period in 1997. Billet sales decreased to 1,908 tons for the same period in 1998, from 4,827 tons for the comparable period in 1997.

Recently the prices of products manufactured by the U.S. steel industry have been adversely impacted by imports of foreign steel at greatly reduced selling prices. Although the selling prices of certain of the Company's products in its non-core markets have been similarly affected, to date this trend has not had a material adverse impact on the Company. However, there can be no assurance that this trend will not have a material adverse impact on the Company in the future.

Cost of Sales

Cost of sales increased to 88.8% of net sales or $29,023,000 for the third quarter of 1998 from 88.6% of net sales or $26,191,000 for the third quarter of 1997. The percent increase in cost of goods sold was principally due to higher mill roll and depreciation expense in relation to the recent modernization and expansion project, as well as the effect of electricity shortages and power interruptions.

Cost of sales for the nine months ended September 30, 1998 increased to 88.8% of net sales or $88,247,000 from 85.8% of net sales or $70,233,000 for the comparable period in 1997. This increase in cost of goods sold was principally due to the effect of a shut down of approximately two weeks of the #2 Mill in the first quarter for installation and start-up of new equipment, electricity shortages and power interruptions in the second and third quarter, and higher alloy and mill roll expense.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the third quarter of 1998 were $1,638,000 as compared to $1,337,000 for the third quarter of 1997. This increase was due primarily to higher legal and professional fees as well as expenses incurred in moving the Company's administrative offices into a refurbished office building. As a percentage of net sales, selling and administrative expense was 5.0% in the third quarter of 1998 and 4.5% for the comparable period in 1997.

Selling, general, and administrative expenses for the nine month period ended September 30, 1998 were $4,569,000, compared to $4,391,000 for the comparable period in 1997. This increase was due primarily to expenses incurred in moving the Company's administrative offices into a refurbished office building. As a percentage of net sales, selling and administrative expense was 4.6% in the nine month period ended September 30, 1998, compared to 5.4% for the comparable period in 1997.

Interest Expense, Gain on Disposal of Assets and Other Operating Income

Interest expense for the third quarter of 1998 was $979,000, compared to $187,000 for the third quarter of 1997 due to increased borrowings associated with the Company's recently completed Phase II expansion and modernization program. As a percentage of net sales, interest expense was 3.0% in the three month period ended September 30, 1998 compared to 0.6% for the comparable period in 1997. The Company did not have any asset disposals during 1998 as compared to recognizing a $288,000 gain in the third quarter of 1997. Other operating income for the third quarter of 1998 was $500,000 compared to $98,000 for the third quarter of 1997 due to an increase in mill roll income recognized during the quarter.

Interest expense for the nine months ended September 30, 1998 was $2,296,000, compared to $682,000 for the comparable period in 1997. Interest expense increased primarily due to increased borrowings associated with the Company's recently completed Phase II expansion and modernization program. As a percentage of net sales, interest expense was 2.3% in the nine month period ended September 30, 1998, compared to 0.8% for the comparable period in 1997. The Company recognized a gain on disposal of assets of $275,000 for the nine months ended September 30, 1998 compared to a gain on asset disposal of $741,000 for the nine months ended September 30, 1997. Other operating income for the nine months ended September 30, 1998 was $786,000 of income compared to $441,000 of income for the comparable period in 1997.

Net Income

Net income for the third quarter of 1998 decreased by $446,000 to $851,000 from $1,297,000 for the third quarter of 1997. As a percentage of net sales, net income was 2.6% for the third quarter of 1998, compared to 4.4% for the third quarter of 1997. Net income for the nine months ended September 30, 1998 was $3,033,000, compared to $4,499,000 for the comparable period in 1997. As a percentage of net sales, net income was 3.1% in the nine month period ended September 30, 1998, compared to 5.5% for the comparable period in 1997.

Liquidity and Sources of Capital

The Company's primary ongoing cash needs are for working capital, debt service and capital expenditures. The Company's principal sources of liquidity are internally generated funds, a capital expenditure term loan line, and the Company's revolving credit facility, which the Company anticipates will be sufficient for its ongoing cash needs. Working capital at the end of the third quarter of 1998 was $27,358,000, compared to $15,610,000 at the end of the prior fiscal year. This increase in working capital was funded by proceeds from the Company's credit arrangements with its senior lender. The Company's expenditures for required capital replacements are currently anticipated to average approximately $1,000,000 to $2,000,000 annually over the next several years.

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

The Company has modified and tested all of the critical applications of its information technology ("IT"), the result of which is that all such applications are now Year 2000 compliant. The Company has retained the services of an independent consultant who directed and, together with the Company's internal IT personnel, implemented its compliance program. The total amount of the payments made to date and to be made hereafter to such independent consultant are not expected to be material. Based on the Company's analysis to date, the Company believes that its material non-IT systems are either Year 2000 compliant, or do not need to be made Year 2000 compliant in order to continue to function in substantially the same manner in the year 2000. The Company intends to continue its analysis of whether its non-IT systems require any Year 2000 remediation. The Company's Year 2000 compliance work has not caused, nor does the Company expect that it will cause, a deferral on the part of the Company of any material IT or non-IT projects.

In response to the Company's inquiries, the Company has received questionnaires from approximately 65% of its significant vendors, and customers representing approximately 35% of the Company's 1998 net sales thru the nine months ended September 30, 1998, with regard to their Year 2000 compliance efforts. Virtually all of these companies have indicated that they are endeavoring to become Year 2000 compliant prior to January 1, 2000. However, there can be no assurance that any of the Company's vendors or customers, including those that responded to the Company's questionnaire, will be Year 2000 compliant prior to such date. The Company is unable to predict the ultimate affect that the Year 2000 problem may have upon the Company, in that there is no way to predict the impact that the problem will have nation-wide or world-wide and how the Company will in turn be affected. In addition, the Company cannot predict the number and nature of its vendors and customers who will fail to become Year 2000 compliant prior to January 1, 2000. Significant Year 2000 difficulties on the part of vendors or customers could have a material adverse impact upon the Company. The Company intends to monitor the progress of its vendors and customers in becoming Year 2000 compliant. The Company has not to date formulated a contingency plan to deal with the potential non-compliance of vendors and customers, but will be considering whether such a plan would be feasible.

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




DATED: November 13, 1998        STEEL OF WEST VIRGINIA, INC.
                                -------------------------------------
                                (Registrant)


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